Form 10-Q
period 2012-09-30
Touchpoint Metrics, Inc.
filed 2012-12-26
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   333-180914

TOUCHPOINT METRICS, INC.
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation or organization)

201 Spear Street, Suite 1100
San Francisco, CA   94105
(Address of principal executive offices, including zip code)

(415) 526-2655
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
13,132,302 as of December 17, 2012.

Touchpoint Metrics, Inc.
Form 10-Q Quarterly Report

		Page No.

	Part I. - Financial Information

Item 1.	Financial Statements.

	Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (restated).	3

	Income Statements for the Three Months ended September 30, 2012 and 2011 (unaudited) and for the Nine Months ended September 30, 2012 and 2011 (unaudited).	4

	Statements of Cash Flows for the Nine Months ended September 30, 2012 and 2011 (unaudited).	5

	Notes to Financial Statements.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosure about Market Risk.	26

Item 4.	Controls and Procedures.	26

	Part II. - Other Information

Item 1A.	Risk Factors.	26

Item 6.	Exhibits.	27

Signatures		29

Exhibit Index		30

PART I. FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

Touchpoint Metrics, Inc.
Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(restated)
ASSETS
Current Assets
Checking	$150,773.28	$33,189.77
Savings	20.69	18,919.02
Accounts Receivable	27,666.58	61,218.08
Accounts Receivable - Related Party	10,628.80	-
Work-In-Process	3,561.03	-
Total Current Assets	192,650.38	113,326.87
Fixed Assets
Computers & Hardware	43,028.91	43,028.91
Software	38,645.98	38,645.98
Equipment	2,359.34	2,359.34
Furniture	31,730.60	31,730.60
Leasehold Improvements	95,608.48	95,608.48
Land	85,000.00	85,000.00
Land Improvements	4,000.00	4,000.00
Accumulated Depreciation	(145,756.96)	(139,919.00)
Organization Costs	1,377.19	1,377.19
Accumulated Amortization	(1,377.19)	(1,377.19)
Total Fixed Assets	154,616.35	160,454.31
Other Assets
Prepaid Expenses	8,147.54	11,995.34
Investment in Petro Portfolio	131,151.00	131,151.00
Accumulated Impairment Losses	(72,000.00)	(72,000.00)
SaaS Product Development	146,935.68	-
Deposits	3,474.00	3,474.00
Total Other Assets	217,708.22	74,620.34

TOTAL ASSETS	$564,974.95	$348,401.52

LIABILITIES AND EQUITY
Liabilities
Current Liabilities
Accounts Payable	$57,475.06	$47,359.16
Credit Cards Payable	35,293.71	22,893.37
Security Deposits	-	2,300.00
Payroll Liabilities	1,452.20	1,452.20
Notes Payable - Short-term	-	3,000.00
Total Current Liabilities	94,220.97	77,004.73
Long-Term Liabilities
Notes Payable - Long-term	52,000.00	50,500.00
Notes Payable - Long-term, Related Party	104,000.00	101,000.00
Total Long-Term Liabilities	52,000.00	151,500.00
Total Liabilities	146,220.97	228,504.73
Equity
Retained Earnings	(838,810.36)	(424,037.76)
Common Stock ($0 par value, 30,000,000 authorized, 13,132,302, 9,312,302, and shares issued and outstanding at September 30, 2012, December 31, 2011, respectively)	1,542,651.00	946,151.00
Stock Options	20,561.50	11,056.15
Net Income	(409,648.16)	(413,272.60)
Total Equity	$314,753.98	$119,896.79

TOTAL LIABILITIES AND EQUITY	$460,974.95	$348,401.52

See accompanying notes to financial statements.

Touchpoint Metrics, Inc.
Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Consulting Services	$138,423.50	$155,973.00	$389,097.94	$392,607.25
Products & Other	20,243.05	7,964.56	57,693.00	34,663.25
Total Revenue	158,666.55	163,937.56	446,790.94	427,270.50

Cost of Goods Sold
Labor	34,207.91	27,774.00	93,800.01	48,317.75
Services		9,482.50	7,566.25	55,660.93
Products & Other	19,733.78	23,556.68	54,100.78	69,066.42
Total Cost of Goods Sold	53,941.69	60,813.18	155,467.04	173,045.10

Gross Profit	$104,724.86	$103,124.38	$291,323.90	$254,225.40

Expenses
Administrative Costs	6,722.50	4,330.99	26,382.65	14,038.28
Automobile Expense	3,210.70	4,105.14	9,698.02	17,478.04
Computers and Software	4,134.91	3,822.75	59,594.64	14,124.41
Contract Services	27,345.16	20,283.00	127,146.92	49,376.75
Insurance	5,666.16	7,905.75	17,721.88	24,742.25
Marketing and Promotion	6,697.47	7,982.24	21,406.74	23,824.07
Professional Fees	7,198.36	19,617.58	67,657.66	37,668.65
Rent	7,403.00	6,243.00	21,695.00	20,916.96
Repairs and Maintenance	257.50	-	357.50	485.31
Research and Development	-	-	231.25	-
Salaries and Wages	142,662.48	111,612.00	338,103.58	314,544.79
Taxes	-	-	957.32	3,586.08
Telephone	2,362.32	1,652.15	6,221.23	5,682.93
Travel Expenses	2,145.79	1,666.02	7,410.05	22,591.96
Utilities	768.84	576.89	2,062.62	1,312.34
Total Expenses	216,575.19	189,797.51	706,647.06	550,372.82

Net Operating Income	(111,850.33)	(86,673.13)	(415,323.16)	(296,147.42)

Other Income/Expense
Other Income	-	512.61	5,675.00	517.37
Other Expense
Total Other Income/Expense	-	512.61	5,675.00	517.37

Net Income	$(111,850.33)	$(86,160.52)	$(409,648.16)	$(295,630.05)

Net Income per Common Share
Weighted common shares outstanding	13,132,302	5,312,302	13,132,302	5,312,302
Basic net income per common share	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Dilutive securities	120,000	0	120,000	0
Diluted net income per common share	$(0.01)	$(0.02)	$(0.03)	$(0.06)

See accompanying notes to financial statements.

Touchpoint Metrics, Inc.
Statements of Cash Flows

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)	(unaudited)
OPERATING ACTIVITIES
Net Income	$(409,648.16)	$(295,630.05)
Adjustments to reconcile Net Income to Net Cash provided by operations:
Depreciation and Amortization	5,837.96	-
Changes in operating assets and liabilities:
Accounts Receivable	33,551.50	65,607.75
Accounts Receivable - Related Party	(10,628.80)	-
Work-In-Process	(3,561.03)	-
Accounts Payable	10,115.90	9,392.62
Credit Card Expenses	12,400.34	20,524.82
Current Portion - Capital Lease	-	(8,713.00)
Notes Payable - Short-term	(3,000.00)	-
Security Deposits	(2,300.00)	1,396.19
Net cash provided by operating activities	(367,232.29)	(207,421.67)

INVESTING ACTIVITIES
Equipment Purchases	-	(456.05)
Product Development - SaaS	(146,935.68)	-
Prepaid Expenses	3,847.80	(4,441.00)
Net cash provided by investing activities	(143,087.88)	(4,897.05)

FINANCING ACTIVITIES
Notes Payable - Long-term	1,500.00	50,000.00
Notes Payable - Long-term, Related Party	3,000.00	100,000.00
Stock Options	9,505.35	-
Common Stock	596,500.00	-
Retained Earnings	(1,500.00)	-
Net cash provided by financing activities	609,005.35	150,000.00

Net cash increase for period	98,685.18	(62,318.72)
Cash at beginning of period	52,108.79	167,871.50
Cash at end of period	$150,793.97	$105,552.78

See accompanying notes to financial statements.

Touchpoint Metrics, Inc.
Notes to Financial Statements

1.          NATURE OF ORGANIZATION

Touchpoint Metrics, Inc. is a for profit corporation established under the corporation laws in the State of California, United States of America on December 14, 2001. The corporation operated as The Innes Group, Inc., dba MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the company Touchpoint Metrics, Inc., effective October 18, 2011.

Touchpoint Metrics, Inc. maps and improves the touchpoints between organizations and their customers. Their focus assists companies who wish to improve business performance by measuring and transforming the ways they interact with customers.

Touchpoint Metrics, Inc. services a wide variety of industries and customer size.

2.          SIGNIFICANT ACCOUNTING POLICIES

The accompanying interim balance sheet as of September 30, 2012, the interim income statements for the three and nine months ended September 30, 2012 and 2011, the interim statements of cash flows for the nine months ended September 30, 2012 and 2011 and the related footnote disclosures are unaudited. These unaudited interim financial statements have been prepared in accordance with U.S. GAAP. This requires management to make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

In management’s opinion, the unaudited interim financial statements have been prepared on the same basis as the audited financial statements and include all adjustments of a normal recurring nature necessary for the fair presentation of the company’s statement of financial position and operating results for the periods presented. The results for the three and nine months ended September 30, 2012 and September 30, 2011 are not necessarily indicative of the results expected for the full fiscal year or any future period.

The financial statements of Touchpoint Metrics, Inc. are presented on the accrual basis. The significant accounting policies followed are described below to enhance the usefulness of the financial statements to the reader.

CASH, CASH EQUIVALENTS, AND CREDIT RISK

Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of less than three months that are not reported as investments. While Touchpoint Metrics, Inc. may maintain cash and cash equivalents in bank deposit accounts, which at times exceed Federal Deposit Insurance Corporation insured limits, they have not experienced any losses in such accounts.

Portions of the bank deposit accounts are held in Canadian banks on a Canadian and US Dollar basis. The balances in these accounts at times exceed Canada Deposit Insurance Corporation insured limits. They have not experienced any losses in these accounts.

Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

INVESTMENTS

Touchpoint Metrics, Inc. reports marketable investments at published market or fair value with gains and losses reported in the income statements.

For investments without a readily available market, valuation is recorded at historical cost and tested for impairment as of each reporting period.

DISCLOSURES ABOUT FAIR VALUE OF ASSETS AND LIABILITIES

Effective July 1, 2009, Touchpoint Metrics, Inc. adopted Accounting Standards Codification Topic 820, Fair Value Measurements (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy, which requires Touchpoint Metrics, Inc. to maximize the use of observable inputs and minimize the use of observable inputs and minimize the use of unobservable inputs, when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities.

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying financial statements, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash and Cash Equivalents

The carrying amounts approximate Level 1 fair value.

Petro Portfolio Investment

The Petro Portfolio investment is stated at Level 3 historical cost with adjustments for asset impairment.

Property, Improvements, and Depreciation

Property and equipment are stated at cost or estimated historical cost through appraisal. Betterments, renewals, and extraordinary repairs over $1,000 that extend the life of the assets are capitalized; other repairs and maintenance are expensed.

The cost and accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized as other income or expense. Depreciation and amortization is computed on various methods as follows:

Depreciable Asset Class	Method	Depreciable Life

Software Design & Development	Straight Line	3-Years
Organization Costs	Straight Line	3-Years
Real Property Improvements	150 DB HY	15-Years
Computer Equipment	200 DB HY	5-Years
Furniture and Fixtures	200 DB HY	7-Years
Leasehold Improvements	Straight Line	15-Years
Machinery and Equipment	200 DB HY	7-Years

REVENUES AND EXPENSES

Revenues are traditionally derived from consultation and research engagements. Consultation and research engagements normally span a period of 45 to 120 days in duration and may be fixed price, or time and materials engagements. Other revenue is earned from reimbursable expense revenues that are incidental to the consultation and research efforts. Those project related expenses consist of costs incurred by the company on behalf of the customer. This will generally consist of travel costs or products and services purchased as a convenience for the customer.

The company enters into engagements with one of two contracted payment arrangements. The contracts call for a deposit to be made at the time of contract signing and payment as project milestones are achieved or no deposit and payment as project milestones are achieved.

For engagements where a deposit is received, the company reports the deposit amount as unearned revenue on the balance sheet. Revenue is recognized and reported as project milestones are achieved. The revenue for production and product sales are recognized as incurred.

Time and material engagements are not common for the company, but when such an engagement is entered into, contractual terms are arranged that provide for the company to submit periodic invoices to the customer as per the contract terms for the time and materials used during the period for the customer’s benefit. The contracts will generally specify the rate for specific types of functions to be performed.

The company has added SaaS (Software as a Service) technology to its offerings. SaaS is a subscription based offering that includes nonrefundable setup fees, subscription fees, professional services, and consulting fees related to implementation, customization, configuration, training, and other value added services. The company accounts for multiple-element arrangements by following ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, as amended by Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements. At the inception of the arrangement, and again as each element is delivered, the company evaluates all deliverables in the offering to determine whether they represent separate units of accounting based on the following criteria: 1) the items have value to the customer on a standalone basis and 2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the company.

The company determines the relative selling price for a deliverable based on vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available; and best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.

VSOE. The company determines VSOE based on historical pricing and discounting practices for the specific solution when sold separately. In determining VSOE, it is required that a substantial majority of the selling prices for these services fall within a reasonably narrow pricing range. Due to the introduction of new services, the non-refundable set-up fee and the SaaS subscription have not been not historically priced. As a result, VSOE has been used to allocate the selling price of deliverables in limited circumstances.

TPE. When VSOE cannot be established for deliverables in multiple element arrangements, the company applies judgment with respect to whether it can establish selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. It has been determined that TPE is not a practical alternative due to differences in service offerings compared to other parties and the availability of relevant third-party pricing information.

BESP. When the company is unable to establish selling price using VSOE or TPE, BESP is used to determine selling price of significant deliverables. The objective of BESP is to determine the price at which the company would transact a sale if the service were sold on a stand-alone basis.  The process for determining BESP for deliverables without VSOE or TPE involves management’s judgment. BESP was determined by considering overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the company’s discounting practices, the size and volume of transactions, the customer demographic, and market strategy.  If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the company to consider additional factors, BESPs could change in future periods.

The guidance of SEC Codification of Staff Accounting Bulletins Topic 13(A)(3)(f) is followed in accounting for nonrefundable setup fees.  Each of the revenue areas relating to the SaaS offering may or may not be sold as part of a sale to a customer, with the exception of the nonrefundable set-up fee and SaaS technology subscription. Each of the items, except for the set-up fee and SaaS technology subscription, can and often are sold separately and will have value to a customer on a standalone basis. The nonrefundable set-up fee and the SaaS subscription are the only two revenue streams that do not exist without each other. The subscription and services provided are essential to the customer receiving the expected benefit of the set-up fee.  Therefore, the set-up fee is earned and recognized as the related services are delivered and performed over the term of the subscription.

The SaaS subscriptions are sold with three payment options. The subscription can be paid annually, quarterly, or monthly and are all payable prior to services being provided. The company determines fair value for the individual elements in these arrangements as the estimated relative selling price charged for each individual element when sold on a standalone basis.

As payments are received for any of the subscription options, the revenue is reported as unearned revenue on the balance sheet and recognized at the end of each monthly period as service is provided.  The company measures and allocates the arrangement consideration to the individual elements based on the relative estimated selling price of each item as sold on a standalone basis.

The non-refundable setup fees are recognized over the term of the initial subscription period. The professional services and consulting fees included in the offering follow the same revenue recognition process as the consultation and research services.

Subscription agreements provide service-level commitments of 99.5% uptime per period, excluding scheduled maintenance and any unavailability caused by defined circumstances beyond reasonable control. Failure to meet this availability commitment requires a credit to qualifying customers equal to the value of the time unavailable, up to a maximum of one month of subscription fees. Reserves equal to the maximum potential credits are recorded on the balance sheet and are treated as a reduction in revenue.
Revenue is recorded net of applicable sales, use, and excise taxes.

Expenses are reported in accordance with accrual basis accounting. Direct labor and materials for consulting or research projects are reported as Work-In-Process on the balance sheet until the associated revenue is recognized. The indirect costs are considered immaterial and are reported as selling, general, and administrative expenses.

Certain software costs for the development and delivery of the SaaS services are capitalized when the preliminary project stage is completed and it is probable that the software will be used as intended.  Capitalized costs include only direct external costs of materials and services as well as compensation and benefits for employees directly associated with the software project.

3.          PROPERTY AND IMPROVEMENTS

Property and improvements consist of:

	September 30, 2012	December 31, 2011
Computers & Hardware	$$43,028.91	$$43,028.91
Software Design & Development	38,645.98	38,645.98
Equipment	2,359.34	2,359.34
Furniture & Fixtures	31,730.60	31,730.60
Leasehold Improvements	95,608.48	95,608.48
Intangible Assets	1,377.19	1,377.19
Real Estate Improvements	4,000.00	4,000.00
Real Estate (Land)	85,000.00	85,000.00
Total Property and Improvements	$301,750.50	$301,750.50
Less: Accumulated Depreciation and Amortization	(147,134.15)	(141,296.19)
Net Property and Improvements	$154,616.35	$160,454.31

4.          INVENTORY

Touchpoint Metrics, Inc. does not carry any inventory. All products are purchased and resold on an as needed basis.

5.          STOCK-BASED COMPENSATION

The Touchpoint Metrics, Inc. stock-based compensation program is designed to attract and retain high quality employees while aligning employees’ interests with the interests of the shareholders.

The program was established in 2008. Plan Shares cannot exceed 30% of any outstanding issue or 1,515,000 shares, whichever is the lower amount.

The company entered into two option commitments during 2011. The first grant date was on February 7, 2011 with an option for 300,000 shares at an exercise price of $0.35. The options carry a vesting schedule with 20% vesting on February 7, 2012 and an additional 20% vesting every six months thereafter. The optioned shares will fully vest after 36 months on February 7, 2014. The options will remain open for 10 years, expiring on February 7, 2021.

The second grant date is on December 15, 2011 with an option for 20,000 shares at an exercise price of $0.25. The options carry a vesting schedule with one-third of the total optioned shares becoming vested every 12 months. The optioned shares will fully vest after 36 months on December 15, 2014. The options will remain open for 5 years, expiring on December 15, 2016.

Method of Accounting and Assumptions

Stock options are valued under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and have a 10-year term. The company does not backdate, re-price or grant stock-based compensation awards retroactively.

The Black-Sholes Values for the two options granted are $0.120 and $0.101and are amortized to expense over the vesting period of three years.

The weighted-average Black-Scholes fair value assumptions are as follows:

	Option Grant #1	Option Grant #2

Expected life	10 Years	5 Years
Risk free interest rate	3.68%	3.68%
Expected volatility	40.00%	40.00%
Current Stock Price	$0.25	$0.25
Exercise Price	$0.35	$0.25

Black-Sholes Value	$0.120	$0.101

The expected life is the period over which our employees are expected to hold their options. The risk free interest rate is based on the U.S. Treasury T-Bond rate at the grant date. Volatility reflects movements in the stock price over the most recent historical period equivalent to the expected life.

The option grant #1 shares will incur a compensation expense of $36,000 to be realized over 36 months beginning with the option grant date of February 7, 2011. Option grant #2 shares will incur a compensation expense of $2,020 over 36 months beginning with the December 15, 2011 grant date.

At September 30, 2012, there was $20,561.50 of total unrecognized compensation cost related to non-vested share-based compensation grants.

120,000 stock options were exercisable at September 30, 2012.

6.          ACCOUNTS RECEIVABLE

The Accounts Receivable balances and aging are significantly better than many service related companies. There are no significant Accounts Receivable balances that exceed 30 days.

	Aging Periods
	< 30 Days	30 to 60 Days	60 to 90 Days	Over 90 Days	Total A/R

As of 12-31-11	$13,379.83	$47,838.25			$61,218.08
As of 09-30-12	$38,295.38				$38,295.38

SIGNIFICANT CLIENTS

Touchpoint Metrics, Inc. sells services to a broad range of clients under various terms. The mix of clients ranges from start-ups to Fortune 500 companies across multiple industries.

Sales are concentrated among a few large clients. For the nine months ended September 30, 2011 and September 30, 2012, the percentage of sales and the concentration is as follows:

	12/31/11	09/30/12
Largest client	35.82%	41.88%
Second largest client	18.33%	17.30%
Third largest client	12.15%	11.05%
Next three largest clients	25.00%	21.28%
All other clients	8.7%	8.49%
	100.00%	100.00%

During 2012, the company entered a consulting services agreement with mfifty, which is a related party.  The President of the company is also the owner of mfifty.  During the nine months ended September 30, 2012, the company earned revenues of approximately $44,264 from this related party.

Touchpoint Metrics, Inc. has strong relationships with their clients and believes that they are credit worthy. Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

7.          OTHER ASSETS

Other assets are comprised of security deposits, prepaid expenses, capitalized software development costs, and a significant investment in Petro Portfolio.

Software Development Costs

Costs incurred to develop software applications used in our Software as a Service (SaaS) technology consist of (a) certain external direct costs of materials and services incurred in developing or obtaining internal-use computer software and (b) payroll and payroll-related costs for employees who are directly associated with, and who devote time to, the project. These costs generally consist of internal labor during configuration, coding and testing activities. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, it is probable the project will be completed, and the software will be used to perform the functions intended and certain functional and quality standards have been met. Qualified costs incurred during the operating stage of our software applications relating to upgrades and enhancements are capitalized to the extent it is probable that they will result in added functionality, while costs that cannot be separated between maintenance of, and minor upgrades and enhancements to, internal-use software are expensed as incurred. These capitalized costs are amortized on a straight line basis over the expected useful life of the software, which is three years. We capitalized $146,935.68 during the nine months ended September 30, 2012. Amortization of software development costs will commence at the end of the fiscal year, December 31, 2012.

Petro Portfolio Investment

Petro Portfolio is an online media asset with a website and registered domain name (petroportfolio.com), newsletter, and a database of approximately 80,000 registered subscribers.

The asset was purchased on July 16, 2007 in a stock trade with a related party. The asset had a valuation of $131,151 on the trade date. 262,032 restricted common shares valued at $0.50 per share were issued to complete the purchase.

The website and newsletter remained highly active until mid-2008. Macroeconomic events during this period created an adverse business climate, resulting in management’s decision to cease Petro Portfolio-related operations in late 2008, eliminating associated costs. Petro Portfolio remains an inactive asset at this time, and in management’s opinion, carrying costs are negligible.

The Petro Portfolio assets were reviewed for indicators of impairment. Three separate tests for recoverability were conducted, with analysis resulting in a $72,000 charge for impairment of the asset being incurred during 2010.  These tests included 1) analysis of undiscounted future cash flows, 2) the fair market cost of recreating the assets, and 3) an analysis of costs to return the assets to their relative market position at the time operations ceased, based on management's opinion. The resulting charge for impairment was based on management’s review of these analyses, and accurately represents management’s opinion of current value.

8.          ACCOUNTS PAYABLE

Touchpoint Metrics, Inc. operates primarily on a pay as you go basis using minimal credit available through trade accounts.

	Aging Periods
	< 30 Days	30 to 60 Days	60 to 90 Days	Over 90 Days	Total A/P

As of 12-31-11	$36,578.23	$5,892.93	$ 1,300.00	$3,588.00	$47,359.16
As of 09-30-12	$37,801.26	$3,792.00	$11,425.00	$4,456.80	$57,475.06

There is no significant concentration of the vendors used by the company.

9.          CURRENT LIABILITIES

The current liabilities carried by the company are normal liabilities for continuing operations comprised primarily of payroll tax payable and credit card debt.

Payroll taxes are paid monthly as required by the IRS and the State of California.

Credit card debt is comprised of three corporate credit cards issued by American Express and First National Bank. Balances are generally paid each month.

The American Express credit card has a credit limit of $16,000 and incurs an interest rate of 15.24% Each of the First National Bank credit cards have a credit limit of $10,000 and incur and interest rate of 15.99% and 16.00%.

Each credit card requires a minimum monthly payment amount that will fluctuate depending on any balances carried into a billing period.

10.        LONG-TERM DEBT

The company entered into two long-term, non-convertible debt instruments during 2011.

A $100,000 CDN note was executed with Brad Holland, an 8.09% shareholder on September 16, 2011. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest. The maturity date of the note is September 16, 2014. The principal and accrued interest payable at maturity will be $112,000.

A $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party, on September 7, 2011. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest. The maturity date of the note is September 7, 2014. The principal and accrued interest payable at maturity will be $56,000.

11.        INCOME TAXES

Touchpoint Metrics, Inc. has not made a provision for income taxes. The company posted a significant loss for the first, second, and third quarters of 2012 and currently has a significant deferred tax asset primarily comprised of prior year losses.

12.        NET INCOME PER COMMON SHARE

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period. Diluted net income per common share is calculated using the weighted average of common shares outstanding adjusted to include the effect that would occur if in-the-money employee stock options were exercised.

Options to purchase 600,000 shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options have an exercise price of $0.35.

The computations for basic and diluted net income per common share are as follows:

	September 30, 2012		September 30, 2011
	Income	Shares	Income	Shares
Net income	(409,648.16)		(295,630.05)
Dividends	0.00		0.00
Net income available for common shareholders	(409,648.16)	13,132,302.00	(295,630.05)	5,312,302.00
Basic net income per common share	(0.0312)		(0.0557)

Net income available for common shareholders	(409,648.16)		(295,630.05)
Dilutive securities:
Stock options		120,000.00		0.00
Diluted	(409,648.16)	13,252,302.00	(295,630.05)	5,312,302.00
Diluted net income per common share	(0.0309)		(0.0557)

13.        STOCK

Touchpoint Metrics, Inc. was capitalized through the sale of 5,312,302 shares of stock totaling $906,151. There are 30,000,000 shares authorized. 4,000,000 additional restricted shares were issued for $40,000 during 2011 and 3,820,000 additional restricted shares were issued for an additional $595,000 during the first two quarters of 2012, resulting in 13,132,302 shares issued and outstanding as of September 30, 2012.

14.        LEGAL

Touchpoint Metrics, Inc. has no known legal actions pending against it.

15.        RELATED PARTY TRANSACTIONS

The company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 10. The company also has a related party transaction with its President, the nature, description and details of the transaction are described in Note 6.

IREMCO, a controlling shareholder, provides the company with office space on a month-to-month basis at no charge under a verbal agreement. The office space was vacant and not in use by IREMCO. This space provides the company with a foreign location and will be eliminated if IREMCO has a need for the space.

These related party transactions do not present any evidence of preferential treatment for either shareholder or the company.

16.        INTERNAL CONTROLS

Touchpoint Metrics, Inc. has well documented processes and procedures. The internal controls are comparable to a firm of like size and configuration. The company uses outside third party services to effect a good segregation of duties and controls.

17.        RESTATEMENT OF FINANCIAL STATEMENTS

The Company accounts for the correction of errors in previously issued financial statements in accordance with the provisions of ASC Topic 250, Accounting Changes and Error Corrections (ASC 250). In accordance with the disclosure provisions of ASC 250, when financial statements are restated to correct an error, an entity is required to disclose that its previously issued financial statements have been restated along with a description of the nature of the error, the effect of the correction on each financial statement line item and any per share amount affected for each prior period presented, and the cumulative effect on accumulated deficit in the respective balance sheets, as of the beginning of the earliest period presented.

As described in Note 7, a material adjustment related to the company’s online media asset Petro Portfolio was made after the financial statements were issued, resulting in an error correction and restatement of the financial statements.

All amounts presented as of December 31, 2011 that have been corrected are labeled “Restated”.  The specific line-item effect of the restatement on the company’s previously issued financial statements as of and for the year ended December 31, 2011 is disclosed in the following table:

As of the Year Ended December 31, 2011
	As Previously	As	Effect of
	Reported	Restated	Correction
Investment in Petro Portfolio	$131,151	$59,151	$(72,000)
Total other assets	146,620	74,620	(72,000)
Total assets	420,402	348,402	(72,000)
Retained earnings	(352,038)	(424,038)	(72,000)
Total stockholders’ equity	$191,897	$119,897	$(72,000)

The cumulative effect of the restatement on accumulated deficit as of January 1, 2011 was an increase of $72,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

We are a customer experience management solutions company, focused on helping large, medium and small enterprises plan, measure and improve the experiences they deliver to their customers. We currently offer professional and software-enabled services, and are engaged in the business of developing and subsequently selling on-demand software solutions designed to optimize customer experiences for businesses of all sizes. These professional and software-enabled services and our on-demand software together fall into the broader category of Customer Experience Management (CEM).

Since our founding, we have focused on helping enterprises improve customer experience, primarily as a professional services company offering professional consulting, creative and production, and research services. These services have been marketed primarily to large and medium enterprises in the financial services industry.

In mid-2010, we made the decision to shift the strategic focus of our business from a primary focus on professional services with software holding a secondary, supporting role to a primary focus on on-demand software solutions and software-enabled services designed to optimize customer experiences for businesses of all sizes. With this refocusing, professional services are migrating to a secondary role supporting our software deployment.

Consequently, the majority of the firm’s resources in the year 2011 were spent codifying and systematizing the analytical and monitoring functionality of Touchpoint Mapping®, a trademark name which describes our approach to measuring and improving customer experience “at the touchpoint level.” Touchpoint Mapping is a registered trademark, and was accepted for registration by the United States Trademark and Patent office in June, 2005.

As a result of this shift, there was a significant increase in expenses in 2011 as employee and other corporate resources were reallocated to expand the range of CEM solutions enabled by the company’s Touchpoint Mapping approach to include development of Touchpoint Mapping as a suite of on-demand software solutions. This increase in, and reallocation of, resources resulted in a significant increase in development, planning, licensing and other related expenses, and a significant decrease in professional and consulting services revenue.

In October, 2011 the name of the company was changed from The Innes Group, Inc. to Touchpoint Metrics, Inc. to reflect the firm’s strategic shift, and to set the stage for formal market entry and initial product launch of Touchpoint Mapping on-demand.

The majority of product development expenses in 2011 were related to software, systems and service design. The majority of product development expenses during the three quarters of 2012 have been related to market and product validation, product refinement, and user interface and user experience design and validation, and modification.  Resources during the three quarters of 2012 continue to be allocated to product development, with significant additional resources being allocated to sales and marketing over 2011, in preparation for market entry and product launch.

Sources of Revenue

Our revenue is comprised primarily of fees from professional consulting services, creative and production services, research services, and products. To varying degrees, each of these sources of revenue is software-enabled. While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional, consulting and research services will remain a significant revenue source in the near future.

The majority of our revenue in each of our last two years was derived from consulting services, creative and production services, research and products & other revenue, not elsewhere classified.  Consulting services include planning, education, training and best practices consulting. Creative and production services are primarily related to the articulation and implementation of customer-centric strategies. Research services include the development and execution of customized research and analytical solutions, based on a client’s specific business application. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

Once Touchpoint Mapping has launched as an on-demand software solution, we expect that consulting, creative and production, research, and products services will be sold in two ways: either with initial software subscription, or on a fee-for-service basis, depending on the needs of our clients’ organizations.

Depending on the size and complexity of the client project, our typical consulting, creative and production and research services contracts are either fixed price/fixed scope or, less frequently, billed on a time and materials basis. For these services, we typically invoice clients for a set amount (generally one-third or fifty percent of total fees) at engagement inception, with the balance of the payments distributed over the duration of the contract as project milestones are met. Again depending on the size and complexity of the client project, the average time it takes for us to complete an assignment of these kinds’ ranges from 45 to 120 days. Payment of each invoice is generally due within 30 days. Amounts that have been invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether revenue recognition criteria have been met.

In the future, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of significant revenue. Subscriptions and associated professional services pricing will be based upon our gross margin objectives, growth strategies and the specific needs of our clients’ organizations, measured primarily by the following metrics: industry type, size of company, number of locations and number of seats. Additional fees will be assessed based on the number and type of customer, non-customer and employee records uploaded to our software portal, and subsequently surveyed by our customers.

We anticipate that subscription agreements for our software solutions will be offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which include related setup, upgrades, hosting and support.  Professional services will include consulting fees related to implementation, customization, configuration, training and any other value added services.

Based on data gathered during setup of our beta client engagements, we believe the average time it will take our clients from placing an order to live deployment of our products is between 30 and 45 days. We plan to invoice clients upon inception of their subscription agreements for setup and total subscription fees contracted over the term of the agreements, with payment due within 30 days.  Professional services related to the subscription agreements will be invoiced at the inception of the professional services agreement at one-third or fifty percent of total fees, with the balance of payments due over the duration of the contract as project milestones are met. Amounts invoiced will be recorded in accounts receivable and deferred revenue or revenue, depending on whether revenue recognition criteria have been met.

Cost of Revenue and Operating Expenses

Our costs of revenue and operating expenses are detailed at the sub-category level in our Income Statements. And while the financial results for these categories are further explained in the Results of Operations section below, a general description of these categories follows:

1)         Cost of Goods Sold.   Cost of goods sold consists primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services and subscriptions, materials and travel expenses related to providing professional services to our clients.

As Touchpoint Mapping® on-demand is launched, costs of goods will include all product-related hosting and monitoring costs, licenses for products embedded in the application, related sales commissions, service support, account management and credit card fees.

As our client base grows, we intend to continue to invest additional resources in our hosting, technical support and professional services, as well as our utilization of third-party licensed software.  We expect our professional services costs to increase in absolute dollars as we increase our overall revenue, but expect that professional services as a percentage of total revenue will decrease as we continue to shift our business towards sales of on-demand software solutions and software-enabled services. Because cost as a percentage of revenue is higher for professional services revenue than for software, hosting and support revenue, a decrease in professional services as a percentage of total revenue will likely increase gross profit as a percentage of total revenue.

2)         General and Administrative Expenses. General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, legal, information systems and human resources personnel. Expenses also include contract services, administrative costs, automobile expenses, computer and software expenses, insurance, marketing and promotion, professional fees, rent and a portion of travel expenses and other overhead.

Sales and marketing expenses are currently reflected in contract labor, salaries and wages, marketing and promotion and other related overhead expense categories.  While we have not yet recognized commissionable sales, we plan to expense sales commissions through cost of goods sold.  Since we will be recognizing revenue over the terms of the subscriptions or professional services engagements, we expect to experience a delay between increases in selling and marketing expenses and the recognition of revenue.  We expect significant increases in sales and marketing expenses in both absolute dollars and as a percentage of expenses as we hire additional sales and marketing personnel and increase the level of marketing activities.

Research and development expenses are reflected in contract labor, salaries and wages and other related overhead expense categories.  Research and development expenses consist primarily of salary and related expenses for product development personnel and costs related to the development of our new products.  These include software licensing and programming fees payable to third parties, quality assurance and testing.  To date, we have not capitalized any of our software development costs.  As a result, research and development costs have been expensed as incurred.  We intend to continue to expand and enhance our product offerings.  To accomplish this, we plan to hire additional personnel and continue to contract with third parties.  We expect research and development expenses to increase in absolute dollars as we expand our technology and product offerings.

We expect that total general and administrative expenses will increase as we continue to add personnel in connection with the growth of our business. In addition to increases in sales and marketing and research and development expenses, we anticipate we will also incur additional employee salaries and related expenses, professional service fees and insurance costs related to the growth of our business and operations and the transitioning of our business to meet the requirements of a public company.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, research and development costs and the impairment of long-lived assets, have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

We enter into arrangements with multiple-deliverables that generally include nonrefundable setup fees, subscription fees, professional services and consulting fees.   We account for multiple-element arrangements by following ASC 605-25, Revenue Recognition:  Multiple-Element Arrangements, as amended by Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements.

Under the accounting guidance, in order to treat deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. To date, we have concluded that subscription services and the associated nonrefundable setup fees do not have standalone value as such services are not sold separately, while professional services and consulting fees included in multiple-deliverable arrangements executed have standalone value as they are often sold separately and will have value to the customer on a standalone basis.

Under the accounting guidance, when multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price (“VSOE”), if available, third-party evidence (“TPE”), if VSOE is not available; and our best estimate of selling price (“BESP”), if neither VSOE nor TPE is available.  Due to the introduction of the new product, and its related services, and due to differences in our service offerings compared to other parties and the lack of availability of relevant third-party pricing information, we have determined that VSOE and TPE are not practical alternatives.  Therefore, the company uses BESP to determine selling price of significant deliverables.

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic and our market strategy. The determination of BESP is made through consultation with and approval by management, taking into consideration our market strategy. As our market strategy evolves, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including BESP.

Revenue recognition requires judgment, including whether the arrangement includes multiple elements, and if so, whether VSOE or TPE of fair value exists for those elements. A portion of revenue may be recorded as unearned due to undelivered elements. Changes to the elements in a software arrangement, the ability to identify VSOE, TPE or BSEP for those elements, and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.  Variations in the actual outcome of these variables could materially impact our financial statements.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accounting literature provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial statements.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date using a Black-Scholes valuation model and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment and assumptions, including expected volatility. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

Research and Development Costs

We capitalize the software development costs incurred during the application development stage of certain internally developed computer software to be sold as a service when application development begins, it is probable that the project will be completed, and the software will be used as intended. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for employees who are directly associated with the computer software development projects. The capitalized costs are included in other assets on our balance sheets.  Straight-line amortization of these costs over the estimated useful life, which is typically three years, is included in cost of revenue over the estimated life of the products.   Judgment is required in determining when the application development stage has begun as well as in allocating certain payroll and payroll-related costs for employees directly associated with the projects.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. If such circumstances are present, we assess the recoverability of the long-lived assets by comparing the carrying value to the undiscounted future cash flows associated with the related assets. If the future net undiscounted cash flows are less than the carrying value of the assets, the assets are considered impaired and an expense, equal to the amount required to reduce the carrying value of the assets to the estimated fair value, is recorded in the statements of operations. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Impairment charges could materially decrease our future net income and result in lower asset values on our balance sheet.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Three Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)	% Change
Revenue	158,666.55	163,937.56	-3.22%
Cost of Goods Sold	53,941.69	60,813.18	-11.30%
Gross Profit	$104,724.86	$103,124.38	1.55%
Operating Expenses
Administrative Costs	6,722.50	4,330.99	55.22%
Automobile Expense	3,210.70	4,105.14	-21.79%
Computers and Software	4,134.91	3,822.75	8.17%
Contract Services	27,345.16	20,283.00	34.82%
Insurance	5,666.16	7,905.75	-28.33%
Professional Fees	7,198.36	19,617.58	-63.31%
Salaries and Wages	142,662.48	111,612.00	27.82%
Travel Expenses	2,145.79	1,666.02	28.80%
Other Operating Expenses	17,489.13	16,454.28	6.29%
Total Expenses	216,575.19	189,797.51	14.11%
Net Operating Income (Loss)	(111,850.33)	(86,673.13)	29.05%
Other Income (Expense)	-	512.61	100.00%
Net Income (Loss)	$(111,850.33)	$(86,160.52)	29.82%

Revenue

Our revenues for the three months ended September 30, 2012 were $158,666.55 as compared to revenues of $163,937.56 for the three months ended September 30, 2011. Revenues decreased by $5,271.01, or 3%.  Consulting services revenues were $138,423.50 as compared to $155,973.00 in the comparative quarter, a decrease of $17,549.50, or 11%.  Products & Other revenue increased by $12,278.49 or 154%, to $20,243.05. These changes are due primarily to a shift away from implementation-oriented projects towards strategy services and product development.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold during the three months ended September 30, 2012 and 2011 was $53,941.69 and $60,813.18, respectively, representing a decrease of $6,871.49, or 11%.  Cost of sales as a percentage of revenues decreased by 3% from 2011. This percentage of revenue is lower than historical results as we have narrowed our service offerings and focused our efforts on our more profitable professional services and consulting customers. We have also sourced more cost-effective consulting and research vendors, thus lowering the cost of direct labor and associated services related to our service offerings.

Operating Expenses.  Operating expenses as a percentage of revenue was 136% and 116% for the quarters ended September 30, 2012 and 2011, respectively.  The increase in operating expenses as a percentage of revenue was primarily related to investments in contract services, and salaries and wages, partially offset by decreases in professional fees.

Contract services expenses increased by $7,062.16, or 35%, during the three months ended September 30, 2012 to $27,345.16 from $20,283.00 during the three months ended September 30, 2011.  The increase primarily relates to significant expansion in research and development and business development activities, in accordance with our strategic plan.

Professional fees decreased by $12,419.22, or 63%, during the three months ended September 30, 2012 to $7,198.36 from $19,617.58 during the three months ended September 30, 2011.  This is a direct result of the legal, accounting and advisory services incurred during the three months ended September 30, 2011 related to this registration.

Salaries and wages increased by $31,050.48, or 28%, during the three months ended September 30, 2012 to $142,662.48 from $111,612.00 during the three months ended September 30, 2011.  The increase primarily relates to significant expansion in research and development and business development activities, as well as addition of staff in administration and project management, in accordance with our strategic plan.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

	Nine Months Ended September 30,
	2012	2011	% Change
	(unaudited)	(unaudited)
Revenue	446,790.94	427,270.50	4.57%
Cost of Goods Sold	155,467.04	173,045.10	-10.16%
Gross Profit	$291,323.90	$254,225.40	14.59%
Operating Expenses
Administrative Costs	26,382.65	14,038.28	87.93%
Automobile Expense	9,698.02	17,478.04	-44.51%
Computers and Software	59,594.64	14,124.41	321.93%
Contract Services	127,146.92	49,376.75	157.50%
Insurance	17,721.88	24,742.25	-28.37%
Professional Fees	67,657.66	37,668.65	79.61%
Salaries and Wages	338,103.58	314,544.79	7.49%
Travel Expenses	7,410.05	22,591.96	-67.20%
Other Operating Expenses	52,931.66	55,807.69	-5.15%
Total Expenses	706,647.06	550,372.82	28.39%
Net Operating Income (Loss)	(415,323.16)	(296,147.42)	40.24%
Other Income (Expense)	5,675.00	517.37	996.89%
Net Income (Loss)	$(409,648.16)	$(295,630.05)	38.57%

Revenue

Our revenues for the nine months ended September 30, 2012 were $446,790.94 as compared to revenues of $427,270.50 for the nine months ended September 30, 2011. Revenues increased by $19,520.44, or 5%.  Consulting services revenue were $389,097.94 as compared to $392,607.25 in the comparative period, a decrease of $3,509.31, or 1%.  Products & Other revenue increased by $23,029.75, or 66%, to $57,693.00.  These changes are due primarily to a shift away from implementation-oriented projects towards strategy services and product development.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold during the nine months ended September 30, 2012 and 2011 was $155,467.04 and $173,045.10, respectively, representing a decrease of $17,578.06, or 10%.  Cost of sales as a percentage of revenues decreased by 6% from 2011. This percentage of revenue is lower than historical results as we have narrowed our service offerings and focused our efforts on our more profitable professional services and consulting customers. We have also sourced more cost-effective consulting and research vendors, thus lowering the cost of direct labor and associated services related to our service offerings.

Operating Expenses.  Operating expenses as a percentage of revenue was 158% and 129% for the nine months ended September 30, 2012 and 2011, respectively.  The increase in operating expenses as a percentage of revenue was primarily related to investments in administrative expenses, computers and software, contract services, professional fees and in salaries and wages, partially offset by decreases in automobile, insurance and travel expenses.

During the nine months ended September 30, 2012, administrative expenses increased by $12,344.37 to $26,382.65 over the comparative period in 2011 as a result of increases in depreciation and interest expenses as well as filing fees related to our trademarks filed with the United States Patent and Trademark Office.

Automobile expenses decreased by $7,780.02 to $9,698.02 during the nine months ended September 30, 2012 over the comparative period in 2011.  This 45% decrease primarily resulted from refinancing an auto lease and decreases in gas, parking and tolls related to a decrease in travel-based business development strategies.

Computers and software expenses increased by $45,470.23 to $59,594.64 during the nine months ended September 30, 2012, over the comparative period in 2011 as a result of investments in the third party software and technology required in the preliminary project development stage of our SaaS product Touchpoint Mapping®.

Contract services expenses increased by $77,770.17, or 158%, during the nine months ended September 30, 2012 to $127,146.92 from $49,376.75 during the nine months ended September 30, 2011.  The increase primarily relates to significant expansion in research and development and business development activities, in accordance with our strategic plan.

During the nine months ended September 30, 2012, insurance expense decreased by 28%, or $7,020.37 over the comparative period in 2011 to $17,721.88 primarily due to the capitalization of benefits for employees directly associated with the development of our SaaS product Touchpoint Mapping®.

Professional fees increased by $29,989.01, or 80%, during the nine months ended September 30, 2012 to $67,657.66 from $37,668.65 during the nine months ended September 30, 2011.  This is a direct result of the legal, accounting and advisory services related to this registration.

Salaries and wages increased by $23,558.79, or 7%, during the nine months ended September 30, 2012 to $338,103.58 from $314,544.79 during the nine months ended September 30, 2011.  The increase primarily relates to significant expansion in research and development and business development activities, as well as addition of staff in administration and project management, in accordance with our strategic plan.

Travel expenses decreased by $15,181.91, or 67%, during the nine months ended September 30, 2012 to $7,410.05 from $22,591.96 during the nine months ended September 30, 2011. This decrease primarily relates to our strategic move away from implementation-based consulting services, which often require travel to client sites, as well as an emphasis on internet-based business development strategies.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30, 2012	December 31, 2011
Cash and Cash Equivalents	$150,793.97	$52,108.79
Working Capital	$98,429.41	$36,322.14

In 2011, we financed our operations, working capital needs and product development through operating activities, debt financing, and private sales of common stock.  Specifically, we received an aggregate of $40,000 in net proceeds from the issuance of stock in 2011 as well as $150,000 from non-convertible, long-term debt instruments.  A $100,000 CDN note was executed with Brad Holland, an 8.09% shareholder on September 16, 2011. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest. The maturity date of the note is September 16, 2014. The principal and accrued interest payable at maturity will be $112,000. A $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party, on September 7, 2011. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest. The maturity date of the note is September 7, 2014. The principal and accrued interest payable at maturity will be $56,000.

Through the nine months ended September 30, 2012 we have been able to finance our operations, including capital expenditures for infrastructure, product development and marketing through operating activities, cash on hand, and additional private sales of common stock.  In 2012, we have received an aggregate of $595,000 in net proceeds from the issuance of common stock.

Although we can provide no assurances, we believe that with our available cash and cash equivalents and working capital balances, as well as a significant reliance on unrealized future revenue which we anticipate will be generated from ongoing operations as a result of ongoing marketing and sales efforts, we will have the ability to generate sufficient cash to satisfy capital requirements and other planned expenditures for the next twelve months. If working capital and cash flows from operations are not sufficient to fund planned expenditures, management may elect to reduce the investment in these planned expenditures, and/or raise additional capital through debt financing and/or through sales of common stock.

Anticipated Uses of Cash

We are prioritizing our resources in 2012 to strengthen our infrastructure, market and sell our products and services, expand product development activities and maintain capital reserves. We expect this prioritization of resources to allow us to complete market-ready production development of our initial industry vertical product offerings, engage in and finalize both beta testing and formal soft-launch of our products into the designated verticals and begin generating cash flow from our SaaS-based Touchpoint Mapping® on-demand products.

To support these objectives, our areas of investment will include:

Strengthen infrastructure. Infrastructure related expenses include current staff and the addition of staff in the areas of project management, administration and research management; the computer systems and project management software and systems (both desktop and server based, as well as cloud-based applications) which will help support our growth; the legal framework required to protect our trademarks and intellectual property, and support our licensing and customer on-boarding efforts; the partnership development efforts which support our distribution and technology strategies; and general overhead expenses such as office space and related costs.  Approximately $137,200 of expenditures in these items is planned for the year ended December 31, 2012.

Market and sell products and services. Specific areas of investment in this area include the addition of senior sales and marketing support staff; inbound marketing activities (including PPC, SEO, and content development); website development; sales related technologies (such as SFA and lead nurturing software, web analytics and search marketing) and outbound marketing activities such as email and direct marketing, sponsorships and webinars.  Approximately $240,100 in expenditures has been planned for these expenses for the year ended December 31, 2012.

Expand product development activities. Product development activities are primarily focused on technology and systems development, and include programming and development; licensing fees; cloud-based servers and related systems in the areas of security, rights and permission management, and data management (customer data security and management is a critical component of our business); business analyst subscriptions and review services; technology documentation, as well as documentation of processes and procedures; and customer discovery/beta testing and research efforts. Approximately $171,500 of expenditures in these items is planned for the year ended December 31, 2012.

Capital reserves. Approximately $137,200 of has been planned for these expenses for the year ended December 31, 2012.

We currently plan to fund these expenditures with cash flows generated from operations during this period.

We do not intend to pay dividends in the foreseeable future.

Cash Flow

Nine Months Ended September 30, 2012 and 2011

Operating Activities. We reported negative cash flows from operations during the nine months ended September 30, 2012.  Our net cash used in operating activities of $367,232.29 consisted of a net loss of $409,648.16, adjusted primarily by a decrease in total accounts receivable of $22,922.70 and increases in accounts payable and credit card expenses of $10,115.90 and 12,400.34, respectively.  Accounts receivable can vary significantly from quarter-to-quarter for many reasons, including the timing of business in a given period and customer payment preferences and patterns.  In general, the accounts receivable decrease was due primarily to a period of time between the completion of a substantial consulting services agreement and entering another significant consulting engagement during the third quarter ending September 30, 2012. Days Sales Outstanding (DSO) during the nine months ended September 30, 2012 was approximately 23 days, down from approximately 39 days during the nine months ended September 30, 2011.  The increases in accounts payable and credit card expenses were directly due to increased costs associated with development of our products.

During the nine months ended September 30, 2011, we reported negative cash flows from operations of $207,421.67.  This consisted of our net loss of $295,630.05 adjusted by the decrease in accounts receivable of $65,607.75 which was primarily due to a decrease in total revenues in 2011 over 2010.  This decrease in revenues and corresponding decrease in accounts receivable were a direct result of the strategic shift of our business from a primary focus on professional services to a primary focus on on-demand software solutions.  The net loss was also adjusted by increases in accounts payable and credit card expenses of $9,392.62 and $20,524.82, respectively.  The increases in accounts payable and credit card expenses were due to increased costs associated with development of our products.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 and 2011 amounted to $143,087.88 and $4,897.05, respectively.  Net cash used in investing activities for the nine months ended September 30, 2012 related primarily to capitalization of $146,935.68 of software costs for the development and delivery of the SaaS product offering.

Financing Activities. Net cash provided by financing activities for nine months ended September 30, 2012 and 2011 amounted to $609,005.35 and $150,000, respectively.  For the nine months ended September 30, 2012, net cash provided by financing activities primarily resulted from net proceeds from the issuance of common stock of $595,000.  Net cash provided by financing activities during the nine months ending September 30, 2011 was due entirely to entering two notes payable totaling $150,000.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2012.

Contractual Obligations

We lease one facility in northern California under an operating lease that we expect to expire in 2013. We do not have any debt capital lease obligations. As of September 30, 2012, the following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$20,240	$20,240	$-	$-	$-

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.             CONTROLS AND PROCEDURES.

(a)           Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)           Changes to Internal Control over Financial Reporting

During the most recent completed fiscal quarter covered by this report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.             EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 24th day of December, 2012.

TOUCHPOINT METRICS, INC.
(the “Registrant”)

BY:	MICHAEL HINSHAW
Michael Hinshaw
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X