Form 10-Q/A
period 2012-09-30
Touchpoint Metrics, Inc.
filed 2013-01-09
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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
13,132,302 as of December 17, 2012.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

Touchpoint Metrics, Inc.
Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(restated)
ASSETS
Current Assets
Checking	$150,773.28	$33,189.77
Savings	20.69	18,919.02
Accounts Receivable	27,666.58	61,218.08
Accounts Receivable - Related Party	10,628.80	-
Work-In-Process	3,561.03	-
Total Current Assets	192,650.38	113,326.87
Fixed Assets
Computers & Hardware	43,028.91	43,028.91
Software	38,645.98	38,645.98
Equipment	2,359.34	2,359.34
Furniture	31,730.60	31,730.60
Leasehold Improvements	95,608.48	95,608.48
Land	85,000.00	85,000.00
Land Improvements	4,000.00	4,000.00
Accumulated Depreciation	(145,756.96)	(139,919.00)
Organization Costs	1,377.19	1,377.19
Accumulated Amortization	(1,377.19)	(1,377.19)
Total Fixed Assets	154,616.35	160,454.31
Other Assets
Prepaid Expenses	8,147.54	11,995.34
Investment in Petro Portfolio	131,151.00	131,151.00
Accumulated Impairment Losses	(72,000.00)	(72,000.00)
SaaS Product Development	146,935.68	-
Deposits	3,474.00	3,474.00
Total Other Assets	217,708.22	74,620.34

TOTAL ASSETS	$564,974.95	$348,401.52

LIABILITIES AND EQUITY
Liabilities
Current Liabilities
Accounts Payable	$57,475.06	$47,359.16
Credit Cards Payable	35,293.71	22,893.37
Security Deposits	-	2,300.00
Payroll Liabilities	1,452.20	1,452.20
Notes Payable - Short-term	-	3,000.00
Total Current Liabilities	94,220.97	77,004.73
Long-Term Liabilities
Notes Payable - Long-term	52,000.00	50,500.00
Notes Payable - Long-term, Related Party	104,000.00	101,000.00
Total Long-Term Liabilities	156,000.00	151,500.00
Total Liabilities	250,220.97	228,504.73
Equity
Retained Earnings	(838,810.36)	(424,037.76)
Common Stock ($0 par value, 30,000,000 authorized, 13,132,302, 9,312,302, and shares issued and outstanding at September 30, 2012, December 31, 2011, respectively)	1,542,651.00	946,151.00
Stock Options	20,561.50	11,056.15
Net Income	(409,648.16)	(413,272.60)
Total Equity	$314,753.98	$119,896.79

TOTAL LIABILITIES AND EQUITY	$564,974.95	$348,401.52

See accompanying notes to financial statements.

Touchpoint Metrics, Inc.
Income Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Consulting Services	$138,423.50	$155,973.00	$389,097.94	$392,607.25
Products & Other	20,243.05	7,964.56	57,693.00	34,663.25
Total Revenue	158,666.55	163,937.56	446,790.94	427,270.50

Cost of Goods Sold
Labor	34,207.91	27,774.00	93,800.01	48,317.75
Services		9,482.50	7,566.25	55,660.93
Products & Other	19,733.78	23,556.68	54,100.78	69,066.42
Total Cost of Goods Sold	53,941.69	60,813.18	155,467.04	173,045.10

Gross Profit	$104,724.86	$103,124.38	$291,323.90	$254,225.40

Expenses
Administrative Costs	6,722.50	4,330.99	26,382.65	14,038.28
Automobile Expense	3,210.70	4,105.14	9,698.02	17,478.04
Computers and Software	4,134.91	3,822.75	59,594.64	14,124.41
Contract Services	27,345.16	20,283.00	127,146.92	49,376.75
Insurance	5,666.16	7,905.75	17,721.88	24,742.25
Marketing and Promotion	6,697.47	7,982.24	21,406.74	23,824.07
Professional Fees	7,198.36	19,617.58	67,657.66	37,668.65
Rent	7,403.00	6,243.00	21,695.00	20,916.96
Repairs and Maintenance	257.50	-	357.50	485.31
Research and Development	-	-	231.25	-
Salaries and Wages	142,662.48	111,612.00	338,103.58	314,544.79
Taxes	-	-	957.32	3,586.08
Telephone	2,362.32	1,652.15	6,221.23	5,682.93
Travel Expenses	2,145.79	1,666.02	7,410.05	22,591.96
Utilities	768.84	576.89	2,062.62	1,312.34
Total Expenses	216,575.19	189,797.51	706,647.06	550,372.82

Net Operating Income	(111,850.33)	(86,673.13)	(415,323.16)	(296,147.42)

Other Income/Expense
Other Income	-	512.61	5,675.00	517.37
Other Expense
Total Other Income/Expense	-	512.61	5,675.00	517.37

Net Income	$(111,850.33)	$(86,160.52)	$(409,648.16)	$(295,630.05)

Net Income per Common Share
Weighted common shares outstanding	13,132,302	5,312,302	13,132,302	5,312,302
Basic net income per common share	$(0.01)	$(0.02)	$(0.03)	$(0.06)
Dilutive securities	120,000	0	120,000	0
Diluted net income per common share	$(0.01)	$(0.02)	$(0.03)	$(0.06)

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

ITEM 6.             EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of January, 2013.

TOUCHPOINT METRICS, INC.
(the “Registrant”)

BY:	MICHAEL HINSHAW
Michael Hinshaw
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X