Form 10-K
period 2012-12-31
Touchpoint Metrics, Inc.
filed 2013-03-27
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

TOUCHPOINT METRICS, INC.
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation or organization)

201 Spear Street, Suite 1100
San Francisco, CA   94105
(Address of principal executive offices, including zip code)

(415) 526-2655
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2012: $0.00.

At March 5, 2013, 13,132,302 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.         BUSINESS.

General

We were incorporated in the State of California on December 14, 2001. We are a customer experience management solutions company, focused on helping large, medium and small enterprises plan, measure and improve the experiences that they deliver to their customers. We currently offer professional and software-enabled services, and are developing on-demand software solutions designed to measure, optimize and improve customer experiences for businesses of all sizes.

We maintain our primary business address at 201 Spear Street, Suite 1100, San Francisco, CA 94105. Our telephone number is (415) 526-2655.  Our registered agent for service of process is National Registered Agents, Inc.

Industry Background

It is generally recognized by executive management in large, medium and small enterprises that business value is derived from its customers. Consequently, companies have been trying to improve customer relationships for years, investing heavily in technologies and services such as Customer Relationship Management (CRM), Marketing Management Consulting and Marketing Research industry sectors.

In our opinion, these three industry sectors exist for only one reason: to help corporations better understand and serve their customers by driving insights into customer actions, opinions and perceptions, and devising strategies to accomplish these things.

Yet investments in these areas are costly, time consuming and resource intensive, each requiring complex, industry- and company-specific customization.

Enter Customer Experience Management (CEM). CEM is a series of disciplines, methodologies and processes used to understand, measure and comprehensively manage a customer’s cross-channel interactions and transactions with a company.

While the CEM ecosystem is broad and complex, our solutions are focused on the needs of large, medium and small enterprises specifically interested in voice-of-the-customer insights, and a straightforward way to gather, measure, monitor and improve customer experience over time.

We believe that a series of three macro trends sets the stage for market acceptance of our solutions. These trends include:

▪
Digitally-empowered consumers are changing the traditional company-customer dynamic: Until recently, corporations have been able to ‘control’ customer relationships in large part because they controlled customer data and access to information. With the now wide-spread adoption of smart phones and broadband wireless access, customers are able to quickly assess competitive alternatives. As a result, many businesses run the risk of becoming “perceptually commoditized” unless they can offer customers a differentiated customer experience.

▪
Market interest in Customer Experience Management: In the face of this first trend, a large majority of corporate executives have said that customer experience strategies are an important part of their organization’s agenda, and that it is critical to their future success.  The reasons for this are generally recognized to be the ability of a firm to better compete in an otherwise commoditized business by offering superior customer experiences.

▪
Widespread acceptance of cloud computing.  Cloud computing – including hosted data, on-demand software and services in the “cloud” – has gained widespread acceptance with corporate IT departments as well as consumers. As a result, the historical cost structure associated with designing, maintaining and upgrading software has changed dramatically, making it easier to and less expensive by historical standards to scale growth and control product development.

In our opinion, improving customer experience drives significant value for corporations, increasing loyalty, driving brand engagement and helping customers stay longer and buy more. As a result, we believe that in the coming years companies are likely to invest heavily to improve customer experience, shifting existing budgets from the areas of marketing management consulting, marketing research and customer relationship management to the emerging market of Customer Experience Management.

Our Strategy

In mid-2010, we made the decision to shift the strategic focus of our business from a primary focus on professional services with software in a secondary, supporting role to a primary focus on on-demand software solutions and software-enabled services. With this refocusing, professional services are migrating to a secondary role supporting our software deployment.

Our decision to re-focus our business on the development of on-demand, Internet cloud-based (SaaS) software and software-enabled professional and consulting services was based primarily on the scalability of these products and related services versus non- software-enabled professional and consulting services. By commercializing our Touchpoint Mapping® analytical and research methodologies as software, our firm has the potential to grow more rapidly and profitably because we plan to leverage technology to scale our business, versus the labor or capital investment requirements required to scale a typical service business.

Once we made the decision to shift the strategic focus of our business, we made the further decision to do so utilizing the expertise of available staff and resources, rather than committing to the significant expense of bringing new, untested resources to bear. As a result, we narrowed our service offerings in a shift away from implementation-oriented projects towards strategy, focusing delivery efforts on more profitable customers, while re-tasking other resources to focus on “productizing” our service offerings in an on-demand software platform. Just as we shifted resources away from implementation-oriented projects towards product development, we anticipate that we will shift a portion of these resources away from product development and back towards service delivery, as immediate product development requirements are replaced by the need to engage in sales and resulting product support.

The market factors that make this strategy both possible and strategically relevant include the widespread acceptance of cloud computing, which means that the historical cost structure associated with designing, maintaining and upgrading software has changed dramatically, making it both easier to and less expensive by historical standards to scale growth and control product development. Additionally, there has been increasing market interest in and global demand for Customer Experience Management solutions, which can be met more easily through a distributed, cloud-based technology solution delivered through a global partner and reseller distribution channel.

We plan to use our expertise as a customer experience strategy expert to create a leading customer experience management technology company. Our ability to accomplish these goals will stem from the commercialization of Touchpoint Mapping®, our analytical and research methodologies delivered in the form of on-demand, Internet cloud-based (SaaS) software and software-enabled professional and consulting services, the business intelligence which we derive as a result, and the licensing of our proprietary systems as we continue to develop products and services that help companies better serve their customers by improving their ability to manage customer experience, thereby reducing or eliminating bad experiences for their customers.

Research-based approach to “outside in” customer insights:

Customer Relationship Management (CRM) -- which generally doesn’t take into account a customer’s view of the company, and usually doesn’t capture how these interactions make customers feel -- relies on an internally-generated “inside out” view of the customer. Touchpoint Mapping provides a Voice of the Customer (VoC) based, “outside-in” view of the customer. It is a fact-based approach that can help companies impact experience by measuring the customers’ perspective, as well as how well their wants and needs are being met.

Best-in-breed technology and integration:

Our product solution is designed to be highly scalable and cloud-based, and uses a combination of proprietary and commercially available software. With the continued growth and widespread acceptance of cloud computing, our firm can leverage multiple, separate purpose-built technologies through strategic commercial relationships on a subscription or other similar fee basis, allowing us to limit technology risk (including development costs), while focusing product development on those areas of proprietary technology and services creation that drive the greatest enterprise value for the firm.

Licensee and partner distribution channels

In addition to direct sales, we plan to establish a global partner and reseller distribution channel. We anticipate that these will primarily be small and medium-size companies such as general business management consulting firms, CRM consultants, ad agencies and social media marketing firms, industry-focused technology and consulting firms and others looking for new ways to drive revenue and provide insights to existing customers.

Our Services and Software Products

We currently offer professional and software-enabled services, and are engaged in the business of developing and subsequently selling on-demand software solutions designed to optimize customer experiences for businesses of all sizes. These professional and software-enabled services and our on-demand software together fall into the broader category of Customer Experience Management (CEM).

Our currently offered professional services fall into three primary categories; consulting services, creative and production services and research services. Consulting services include strategy development, planning, education, training and best practices consulting. Creative and production services are primarily related to the articulation and implementation of customer-centric strategies. Research services include the development and execution of customized research and analytical solutions, based on a client’s specific business application. Consulting, creative and research services have been offered primarily through our consulting services group, MCorp, which is a dba of the Company. Our currently offered software-enabled services leverage the analytical frameworks of Touchpoint Mapping and our currently offered research services, with a particular focus on analytical solutions in support of customer experience improvement initiatives.

Our primary on-demand software products include scalable, cloud-based software which will help large, medium and small enterprises gather and display customer experience insights and business intelligence in near real-time.

Our services and software products will help our client companies better understand both positive and negative customer perceptions of customer experience and the specific interactions that drive these perceptions. As a result, the data which is gathered by and displayed in our Touchpoint Mapping® products is designed to help our clients increase their understanding of their customers, providing them the detailed insights they need to take action to improve customer experiences, driving increased customer value in these primary areas:

▪	Increase retention, by keeping customers longer;
▪	Get existing customers to spend more, more often;
▪	Increase acquisition of new customers through positive word-of-mouth, and;
▪	Reduce the cost of serving customers by improving or eliminating ineffective interactions.

Our business strategies, product development and sales and marketing efforts are focused around the commercialization of five primary revenue streams. These include a focus on the small and medium enterprises with Touchpoint Mapping® on-demand, which will be customized and pre-populated for targeted industry niches – e.g., banking, home building, hospitals and hospitality. Secondly, we plan to focus on needs of medium-sized enterprises across multiple industries with “semi-custom” Touchpoint Mapping on demand, which will populate our basic, pre-configured on-demand software with a combination of industry- and client-specific data. Third, we plan to focus on the needs of large enterprises, with fully-customized Touchpoint Mapping on-demand products and software-enabled services, leveraging the data gathering and analytical frameworks of all Touchpoint Mapping products and services, but would also include the potential to be modified dramatically based on the data gathering and reporting requirements of different organizations. Our fourth revenue stream is expected to generate revenue from large, medium and small enterprises, and will include consulting, education, research, creative and production services sold either with an initial software license, or on a fee-for-service basis, fully dependent on the needs of our clients’ organizations.  The fifth area includes aggregation and analysis of industry data, to be used for the development of related information products. We plan to license all products and services for distribution worldwide.

Touchpoint Mapping®

Currently, we offer one product for sale to our customers.  It is Touchpoint Mapping® on-demand. Pricing of Touchpoint Mapping® on-demand varies based on industry, size of company, number of employees, number of locations, number of customers and other variables.

We have customized it for small and medium enterprises in the banking industry, and began sales and marketing activities in August of 2012. However, no revenues have been generated from the sale thereof.  We have also customized it for small and medium enterprises in the home building industry, and began marketing activities in the 4th Quarter of 2012.

“Semi-custom” Touchpoint Mapping® on-demand, customized software that is prepared for the particular needs of particular clients and focused on medium-sized enterprises across multiple industries, is also is available for sale to customers today.  Sales and marketing activities began in September of 2012, however, no revenues have been generated from the sale thereof.

In 2013, we anticipate further developing Touchpoint Mapping on-demand by customizing it for small and medium enterprises in the hospital and hospitality industries.

Product Launch

The product launch will include the active promotion of our first and second industry-specific products, including: Bank Touchpoint Mapping, to mid-size, regional and community banks and credit unions, and Builder Touchpoint Mapping to mid-size, regional residential real estate developers. We will distribute press releases to industry publications, conduct webinars showcasing product benefits, and engage in direct sales activities to potential customers throughout North America.

Both Bank Touchpoint Mapping and Builder Touchpoint Mapping have been fully developed, and have completed live beta testing and user feedback with prospective customers.

There are many potential unforeseen and significant market and competitive risks associated with launching any new product in any market. It is our expectation that numerous unforeseen challenges will be encountered as we enter banking, as well as subsequent markets.  These include the fact that we are early in market, which may extend the sales cycle. While Customer Experience Management is a concept that is becoming well recognized, some companies may be confused by the differences with Customer Relationship Management or be wedded to more traditional customer satisfaction approaches. Some existing Customer Relationship Management vendors are rebranding their Customer Relationship Management software as Customer Experience Management, which has the potential to create both unforeseen competitive barriers and market confusion.

There are a number of significant features of the product which can help companies impact experience by measuring the customers’ perspective, as well as how well their wants and needs are being met. These include the ability to pinpoint which specific interactions are meeting customer wants and needs and which are not, by measuring the gap between customer expectations and the actual customer experience they receive. In addition to customer insight, Touchpoint Mapping on-demand collects data on direct competitors’ customers to provide insight on competitive threats. Touchpoint Mapping on-demand also identifies where gaps in alignment exist in customer and employee perceptions of experience, to help companies’ target and focus efforts.

Competition

Multiple potential competitors exist in the overlapping areas of marketing research, CRM and marketing management consulting. These include both large and small management consulting firms and more often smaller Customer Experience Management (CEM) consulting firms. In addition, many CRM software companies are beginning to include CEM-specific insights as adjunct capabilities to their existing platforms, and as a result these companies have the ability to compete directly with us as well. Given the growth of CEM, there are likely to be many other competitors we have not identified.

Petro Portfolio

On July 16, 2007, we acquired certain assets of International Resource Management Corp.  The assets were a media property comprised of a website and a registered domain name (petroportfolio.com), a newsletter, a database of opt-in email subscribers, and a library of related content.  The consideration for purchase of the assets was 262,302 restricted shares of our common stock.  We valued the shares at $0.50 per share.  The value of the assets was agreed upon by International Resource Management Corp. and us in an arm’s length transaction based upon International Resource Management Corp.’s total investments in developing the assets, as well as our belief that the assets had the potential to generate revenues for us. At the time of the acquisition, International Resource Management Corp. owned less that 10% of our outstanding shares of common stock and was not an affiliate.  Subsequent to the acquisition of the assets, International Resource Management Corp. acquired additional shares of our common stock and currently owns 1,962,302 shares of our common stock or 14.94% of our total outstanding shares of common stock.  The assets were used to operate a website and distribute a newsletter and were active from the time of purchase until mid-2008. However, our belief that there was an adverse business climate for media properties resulted in our decision to cease all Petro Portfolio-related activities in late 2008. While the assets have not been updated since this time we currently believe that the assets have potential to generate revenues, and we are unwilling at the present time to re-initiate operations of them.  Further, there is no assurance that we will re-initiate activities in the future.  We carried the assets on our financial statements at $131,151.00 which reflected the 262,302 restricted shares of common stock which were valued at $0.50 per share.  In the second quarter of 2012 we elected to impair the assets in the amount of $72,000 and now carry the assets on our financial statements at $59,151. The impairment was calculated following a review of the assets for indicators of impairment. Three separate tests for recoverability were conducted, including 1) analysis of undiscounted future cash flows, 2) the fair market cost of recreating the assets, and 3) an analysis of costs to return the assets to their relative market position at the time operations ceased, based on management’s opinion. The resulting charge for impairment was based on management’s review of these analyses, and accurately represents management’s opinion of current value.

Insurance

We maintain health insurance, workman’s compensation and general liability insurance.

Employees

We currently have five full-time employees and nine independent contractors.  We intend to hire more employees and independent contractors on an as-needed basis.

Offices

We have four business addresses. Our primary business address is located at 201 Spear Street, Suite 1100, San Francisco, CA 94105.

Our additional addresses include a business office in San Anselmo, California located at 251 Sir Francis Drake Boulevard, 94960.  We lease the aforementioned from the Annette Kaufman Survivor Trust, 2 Magnolia Avenue, San Anselmo, CA 94960 pursuant to a 36 month lease entered into on August 15, 2010.  Our monthly rental was $1,788 until July 18, 2012 and $1,840 thereafter.

Our office in Charlotte, North Carolina is located at 15720 John J. Delaney Dr., Suite 300, 28277. We lease the San Francisco and Charlotte spaces from Davinci Virtual LLC, 2150 South 1300 East, Suite 200, Salt Lake City UT 84106 pursuant to a commercial lease on a month to month basis.  Our monthly rental is $190.00 for our San Francisco location and $80.00 per month for our Charlotte, North Carolina location.  Our office in Vancouver, British Columbia is located at 2901-1050 Burrard Street, V6Z 2S3 (Canada), and is made available to us for no charge on a month-to-month basis under a verbal contract, by IREMCO. IREMCO is a controlling shareholder of Touchpoint Metrics.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters are in leased space located in San Francisco, California. The Company also leases office space in San Anselmo, California and Charlotte, North Carolina. We lease the San Anselmo office pursuant to a 36 month lease entered into on August 15, 2010. Our monthly rental under this lease is $1,840. We lease the San Francisco and Charlotte spaces pursuant to a commercial lease on a month to month basis. Our total monthly rental for the two locations is $270.00.  Our office in Vancouver, British Columbia is made available to us for no charge on a month-to-month basis under a verbal contract, by IREMCO. IREMCO is a controlling shareholder of Touchpoint Metrics.  In 2007, we obtained undeveloped, real property in the unincorporated area of Blue Lake County of Lake, California.

We believe that our existing facilities and offices are adequate to meet our current requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.         MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “TPOI”.  FINRA cleared Pennaluna & Company for an unpriced quotation on February 13, 2013.  A summary of trading by quarter for 2012 and 2011 is as follows:

Fiscal Year – 2012	High Bid	Low Bid

Fourth Quarter 10-1-2012 to 12-31-12	$0.00	$0.00
Third Quarter 7-1-12 to 9-30-12	$0.00	$0.00
Second Quarter 4-1-12 to 6-30-12	$0.00	$0.00
First Quarter 1-1-12 to 3-31-12	$0.00	$0.00

Fiscal Year – 2011	High Bid	Low Bid

Fourth Quarter 10-1-11 to 12-31-11	$0.00	$0.00
Third Quarter 7-1-11 to 9-30-11	$0.00	$0.00
Second Quarter 4-1-11 to 6-30-11	$0.00	$0.00
First Quarter 1-1-11 to 3-31-11	$0.00	$0.00

Holders

There are 75 holders of record for our common stock.  There are a total of 13,132,302 shares of common stock outstanding.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans
approved by security holders	320,000	$0.34375	2,180,000

Equity compensation plans
not approved by securities
holders	None	None	None

Total	320,000	$0.34375	2,180,000

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

We are engaged in the business of developing and delivering technology-enabled products and services that improve customer experience management capabilities for corporations.

Customer experience management is the collection of processes a company uses to track, oversee and organize interactions between a customer and the organization throughout the customer lifecycle. The goal of customer experience management is to optimize interactions from the customer’s perspective and, as a result, foster customer loyalty.

Until 2011, our professional services included consulting services, creative and production services and research services. In 2012, we narrowed our service offerings to consulting services in order to focus more resources on developing our software product, Touchpoint Mapping® On-Demand. All of our professional services are software-enabled, using technology to more efficiently deliver solutions supporting customer experience improvement initiatives.

Touchpoint Mapping On-Demand is a data gathering and analytical software that gathers and analyzes feedback on customer interactions from the customers’ and client employees’ perspectives, and delivers the results to clients over the Internet as a SaaS (software-as-a-service) based technology platform that helps companies automate and systematize customer experience feedback. Touchpoint Mapping On-Demand has been customized and pre-populated for small and medium enterprises in the banking industry, and as a “semi-custom” offering for medium enterprises across multiple industries.

Development is ongoing, as Touchpoint Mapping On-Demand is refined and improved based on customer feedback, and as it is customized for specific industry sectors. The services delivered with Touchpoint Mapping On-Demand may include consulting, creative and production and research services, in addition to planned services such as assessment, product implementation, and additional offline analysis of data gathered and reporting.

Although we began sales and marketing activities for Touchpoint Mapping On-Demand in 2012, we cannot predict the timing, nor probability, of generating sales revenue from the product as we currently do not have dedicated sales professionals on staff to identify and develop product sales opportunities.

Sources of Revenue

Our revenue consisted primarily of professional consulting services in 2012, while derived from professional consulting services, creative and production services, research services, and products in 2011. Consulting services include strategy, planning, education, training and best practices consulting. Creative and production services are primarily related to the articulation and implementation of customer-centric strategies. Research services include the development and execution of customized research and analytical solutions, based on a client’s specific business application. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional consulting services will remain a significant revenue source in the near future.  As of December 31, 2012, we have not obtained a sales commitment for our software product, Touchpoint Mapping® On-Demand.  We have not engaged the necessary sales staff to develop and execute product sales opportunities and cannot predict when those positions will be filled.

Should we successfully launch Touchpoint Mapping On-Demand, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of significant revenue. Subscriptions and associated professional services pricing will be based upon our gross margin objectives, growth strategies and the specific needs of our clients’ organizations, measured primarily by the following metrics: industry type, size of company, number of locations and number of seats. Additional fees will be assessed based on the number and type of customer, non-customer and employee records uploaded to our software portal, and subsequently surveyed by our customers.

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

Should our client base grow, we intend to continue to invest additional resources in our hosting, technical support and professional services, as well as our utilization of third-party licensed software. We expect our professional services costs to increase in absolute dollars as we increase our overall revenue, but expect that professional services as a percentage of total revenue will decrease as we continue to shift our business towards sales of on-demand software solutions and software-enabled services. Because cost as a percentage of revenue is higher for professional services revenue than for software, hosting and support revenue, a decrease in professional services as a percentage of total revenue will likely increase gross profit as a percentage of total revenue.

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

Sales and marketing expenses are currently reflected in contract labor, salaries and wages, marketing and promotion and other related overhead expense categories. While we have not yet recognized commissionable sales for Touchpoint Mapping On-Demand, we plan to expense product sales commissions through cost of goods sold. Since we will be recognizing revenue over the terms of the subscriptions or professional services engagements, we expect to experience a delay between increases in selling and marketing expenses and the recognition of revenue. We expect significant increases in sales and marketing expenses in both absolute dollars and as a percentage of expenses as we hire sales and additional marketing personnel and increase the level of marketing activities.

In 2011, research and development expenses consisted of preliminary project stage activities and are reflected in contract labor, salaries and wages and other related overhead expense categories.  The majority of product development expenses during the last three quarters of 2012 related to application development stage expenses and were capitalized on our balance sheet, to be amortized over the estimated useful life.

We expect that total general and administrative expenses will increase as we continue to add personnel in connection with the growth of our business. In addition to increases in sales and marketing and research and development expenses, we anticipate we will also incur additional employee salaries and related expenses, professional service fees and insurance costs related to the growth of our business and operations to meet the requirements of a public company.

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

Revenue Recognition

We plan to enter into arrangements with multiple-deliverables that generally include nonrefundable setup fees, subscription fees, professional services and consulting fees. We account for multiple-element arrangements by following ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, as amended by Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements.

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

Results of Operations

Years Ended December 31, 2012 and 2011

			Variance
	2012	2011	Dollars	Percent
Revenue	$900,132	$611,374	$288,758	47%
Cost of goods sold	203,913	241,874	(37,961)	-16%
Gross profit	696,219	369,500	326,719	88%
Operating expenses
Administrative costs	42,431	31,545	10,886	35%
Automobile expense	13,528	22,423	(8,895)	-40%
Computers and software	65,681	21,987	43,694	199%
Contract services	162,206	89,041	73,165	82%
Insurance	27,003	33,764	(6,761)	-20%
Marketing and promotion	43,046	32,324	10,722	33%
Professional fees	80,262	45,475	34,787	76%
Salaries and wages	523,452	439,601	83,851	19%
Travel expenses	12,049	25,892	(13,843)	-53%
Other operating expenses	41,184	41,237	(53)	0%
Total operating expenses	1,010,842	783,289	227,553	29%
Net operating income (loss)	(314,623)	(413,789)	99,166	-24%
Other income	7,675	516	7,159	1387%
Net loss	$(306,948)	$(413,273)	$106,325	-26%

Revenue

Our revenues for year ended December 31, 2012 were $900,132 as compared to revenues of $611,374 for the year ended December 31, 2011.  Revenues increased by $288,758, or 47%.  Consulting revenues were $833,609 as compared to $290,221 in the previous year, an increase of $543,388 or 187%. Products & Other revenue increased by $18,652 or 39%, to $66,523, while revenues from Creative & Production Services and Research services decreased by 100%. These changes are due primarily to the acquisition of two significant consulting engagements in Q4 of 2012 and a shift away from implementation-oriented projects, such as Creative & Production and Research services, towards strategy services consulting and product development.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold during the years ended December 31, 2012 and 2011 was $203,913 and $241,874, respectively, representing a decrease of $37,961 or 16%. Cost of sales as a percentage of revenues decreased by 17% from 2011. Cost of sales as a percentage of revenues decreased from historical results as we have narrowed our service offerings and focused our efforts on our more profitable professional services and consulting customers. We have also sourced more cost-effective vendors, thus lowering the total cost of direct labor and associated services related to our service offerings.

Operating Expenses. Operating expenses as a percentage of revenue was 112% and 128% for the years ended December 31, 2012 and 2011, respectively.

Administrative expenses increased by $10,886 to $42,431 over 2011 as a result of increases in interest expense, third party administrative costs associated with a significant consulting engagement entered into in Q4 of 2012 and filing fees related to our trademarks filed with the United States Patent and Trademark Office.

Automobile expenses decreased by $8,895 to $13,528 during the year ended December 31, 2012 over 2011.  This 40% decrease primarily resulted from refinancing an auto lease and decreases in gas, parking and tolls related to a strategic reduction in business development strategies requiring travel to prospect locations.

Computers and software expenses increased by $43,694 to $65,681 during 2012 as a result of investments in the third party software and technology required in the planning and preliminary project development stage of our SaaS product Touchpoint Mapping® On-Demand.

Contract services expenses increased by $73,165, or 82%, during the year ended December 31, 2012 to $162,206 from $89,041 during the previous year. The increase primarily relates to significant expansion in research and development and business development activities, in accordance with our strategic plan.

During the year ended December 31, 2012, insurance expenses decreased by 20%, or $6,761 over the comparative period in 2011 to $27,003 primarily due to the capitalization of certain portions of benefits for employees directly associated with the development of our SaaS product Touchpoint Mapping On-Demand.

Marketing and promotion expenses increased by 33%, or $10,722 in 2012 to $43,046 primarily due to referral fees incurred, as well as advertising placed and marketing materials developed in support of our business development efforts.

Professional fees increased by $34,785, or 77%, during the year ended December 31, 2012 to $80,262 from $45,475 during the year ended December 31, 2011. This is a direct result of the increase in use of technology and market research services to aid in our efforts to initiate marketing our SaaS product, as well as the legal, accounting and advisory services related to our registration with the SEC.

Salaries and wages increased by $83,851, or 19%, during the year ended December 31, 2012 to $523,452 from $439,601 during the year ended December 31, 2011. The increase primarily relates to significant expansion in research and development and business development activities, as well as the addition of administrative and project management staff, in accordance with our strategic plan.

Travel expenses decreased by $13,843, or 54% during the year ended December 31, 2012 to $12,049 from $25,892 during 2011.  This decrease primarily relates to our strategic move towards an emphasis on internet-based business development strategies.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31, 2012	December 31, 2011
Cash and Cash Equivalents	$106,999	$52,109
Working Capital	$166,928	$36,322

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

Through the year ended December 31, 2012 we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing through operating activities, cash on hand, and additional private sales of common stock. In 2012, we received an aggregate of $595,000 in net proceeds from the issuance of common stock.

Subsequent to December 31, 2012, material revenues receivable from two significant services engagements exceeded their payment terms by over 45 days. This resulted in material fluctuations in our cash flow and necessitated a $25,000 short-term, non-convertible debt instrument to be executed with our President, Michael Hinshaw to finance operations.  The note is structured to incur a balloon payment of the principal and 3.25% APR non-compounding accrued interest. Interest is to begin accruing on the unpaid balance thirty (30) days from the date of the note. The maturity date of the note is April 1, 2013.  The principal and accrued interest payable at maturity will be $25,068.  We expect to collect these client receivables in Q1 of 2013.

Although we can provide no assurances, we believe that a significant reliance on unrealized future services revenue which we anticipate will be generated from ongoing operations, as well as with our available cash and cash equivalents and working capital balances, will allow us to generate sufficient cash to satisfy capital requirements and other planned expenditures for the next twelve months. If working capital and cash flows from operations are not sufficient to fund planned expenditures, management may elect to reduce the investment in these planned expenditures, and/or raise additional capital through debt financing and/or through sales of common stock.

Anticipated Uses of Cash

We prioritized our resources in 2012 to strengthen our infrastructure, market and sell our products and services, expand product development activities and maintain capital reserves. This prioritization of resources to allowed us to complete market-ready production development of our initial industry vertical product offerings, engage in and finalize both beta testing and formal soft-launch of our products into the designated verticals.

In 2013, to support our initiative to successfully launch our SaaS product, our primary areas of investment are expected to support sales and marketing activities, and will include sales and marketing staff, advertising services and media, marketing and sales automation software and other related services. A secondary area of investment is anticipated to include client support staff, to support deployment and delivery of the SaaS product offering, and the management of ongoing client relationships.

We currently plan to fund these expenditures with cash flows generated from ongoing operations during this period.

We do not intend to pay dividends in the foreseeable future.

Cash Flow

Years Ended December 31, 2012 and 2011

Operating Activities. During the year ended December 31, 2012, we reported negative cash flows from operations of $351,739. This consisted of our net loss of $306,948 adjusted by the increase in accounts receivable of $51,029 which was primarily due to an increase in total revenues in 2012 over 2011. This increase in revenues and corresponding increase in accounts receivable were a direct result of two consulting services engagements initiated in Q4 of 2012. The net loss was also adjusted by a decrease in accounts payable of $19,387. The decrease in accounts payable was partially offset by an increase in credit card expenses due to costs associated with development of our products.  Depreciation and amortization and stock compensation expense increases of $7,730 and $13,347, respectively also offset our net loss.

Days Sales Outstanding (DSO) during the year ended December 31, 2012 was approximately 46 days, up from approximately 37 days during the year ended December 31, 2011.  This was a direct result of entering into services agreements which had terms of 45 days.  Payment terms for clients have historically been less than 30 days.

We reported negative cash flows from operations during the year ended December 31, 2011. Our net cash used in operating activities of $302,831 consisted of a net loss of $413,273, adjusted primarily by a decrease in total accounts receivable of $41,014 and increases in accounts payable of $57,141. The accounts receivable decrease was primarily due to a decrease in revenues as a direct result of the strategic shift of our business from a primary focus on professional services to a primary focus on development of on-demand software solutions.  The increase in accounts payable was due to increased costs associated with development of our products.  Depreciation and amortization and stock compensation expense increases of $11,179 and $11,056, respectively also offset our net loss.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2012 and 2011 amounted to $188,371 and $2,932, respectively. Net cash used in investing activities for the year ended December 31, 2012 related to capitalization of software costs for the development of the SaaS product offering.  While net cash used in investing activities for the year ended December 31, 2011 resulted from a net increase in equipment during the year.

Financing Activities. Net cash provided by financing activities for years ended December 31, 2012 and 2011 amounted to $595,000 and $190,000, respectively. For the year ended December 31, 2012, net cash provided by financing activities primarily resulted from net proceeds from the issuance of common stock of $595,000. Net cash provided by financing activities during the year ending December 31, 2011 was primarily due to entering two notes payable totaling $150,000 and from net proceeds from the issuance of common stock of $40,000.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2012.

Contractual Obligations

We lease one facility in northern California from Annette Kaufman and Michael Mirsky, co-trustees Annette Kaufman Survivor Trust and Annette Kaufman trustee, Mozart Kaufman Exemption Trust under an operating lease that we expect to expire in 2013. We do not have any debt capital lease obligations. As of December 31, 2012, the following table summarizes our contractual obligation under the foregoing lease agreement and the effect such obligation is expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$14,720	$14,720	$-	$-	$-

The contractual commitment amount in the table above is associated with the foregoing lease obligation that is enforceable and legally binding. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TOUCHPOINT METRICS, INC.

Index to Financials

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Touchpoint Metrics, Inc.
San Francisco, California

We have audited the accompanying statements of financial position of Touchpoint Metrics, Inc. (a California corporation) as of December 31, 2012 and 2011 and the related statements of income, retained earnings, and cash flows for the years then ended. All information included in these financial statements is the representation of the management of Touchpoint Metrics, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Touchpoint Metrics, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DAVID L. HILLARY, JR.

David L. Hillary, Jr., CPA, CITP
Indianapolis, Indiana
February 25, 2013

5797 East 169th Street Noblesville, IN 46062 317-222-1416 www.HillaryCPAgroup.com

Index to Financials

TOUCHPOINT METRICS, INC.
BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$106,999	$52,109
Accounts receivable	110,720	61,218
Accounts receivable-related party	1,527	-
Total current assets	219,246	113,327

Long term assets:
Property and equipment, net	152,724	160,454
Capitalized software development costs	188,371	-
Intangible assets, net	59,151	59,151
Other assets	11,622	15,470
Total long term assets	$411,868	$235,075

Total assets	$631,114	$348,402

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,866	$70,253
Accrued liabilities	1,452	6,752
Total current liabilities	52,318	77,005

Long-term liabilities:
Other noncurrent liabilities, accrued interest	7,500	1,500
Notes payable	50,000	50,000
Notes payable-related party	100,000	100,000
Total long-term liabilities	157,500	151,500
Commitments and contingencies
Total liabilities	209,818	228,505

Shareholders’ equity:
Common stock, $0 par value, 30,000,000 shares authorized, 13,312,302 and 9,312,302 shares issued and outstanding at December 31, 2012 and 2011, respectively	1,542,651	946,151
Accumulated deficit	(1,145,758)	(837,310)
Additional paid-in capital	24,403	11,056
Total shareholders’ equity	421,296	119,897

Total liabilities and shareholders’ equity	$631,114	$348,402

The accompanying notes are an integral part of these statements.

Index to Financials

TOUCHPOINT METRICS, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Revenue
Consulting services	$833,609	$290,221
Creative and production services	-	46,980
Research	-	226,303
Products & Other	66,523	47,870
Total revenue	900,132	611,374

Cost of goods sold
Labor	129,534	88,375
Services	14,552	90,349
Products and other	59,827	63,150
Total cost of goods sold	203,913	241,874

Gross profit	696,219	369,500

Expenses
Salaries and wages	523,452	439,601
Contract services	162,206	89,041
Other general and administrative	325,184	254,647
Total expenses	1,010,842	783,289

Net operating income	(314,623)	(413,789)
Other income	7,675	516

Loss before income taxes	(306,948)	(413,273)
Income tax provision	-	-

Net loss	$(306,948)	$(413,273)

Net loss per share-basic and diluted	$(0.02)	$(0.08)

Weighted average common shares outstanding-basic and diluted	13,132,302	5,343,585

The accompanying notes are an integral part of these statements.

Index to Financials

TOUCHPOINT METRICS, INC.
STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

				Retained Earnings
	Common Stock		Additional	(Accumulated
	Shares	Amount	Paid in Capital	Deficit)	Total

Balance, December 31, 2010	5,312,302	$906,151	$-	$(424,037)	$482,114

Stock based compensation-stock options			11,056		11,056

Common stock issued	4,000,000	40,000			40,000

Net income				(413,273)	(413,273)

Balance, December 31, 2011	9,312,302	$946,151	$11,056	$(837,310)	$119,897

Stock based compensation-stock options			13,347		13,347

Common stock issued	3,820,000	596,500		(1,500)	595,000

Net income				(306,948)	(306,948)

Balance, December 31, 2012	13,132,302	$1,542,651	$24,403	$(1,145,758)	$421,296

The accompanying notes are an integral part of these statements.

Index to Financials

TOUCHPOINT METRICS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$(306,948)	$(413,273)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,730	11,179
Stock compensation expense	13,347	11,056
Changes in operating assets and liabilities:
Accounts receivable	(49,502)	41,014
Accounts receivable-related party	(1,527)	-
Other assets	3,848	(4,132)
Accounts payable	(19,387)	57,141
Accrued liabilities	(5,300)	(7,316)
Accrued interest	6,000	1,500
Net cash used in operating activities	(351,739)	(302,831)

INVESTING ACTIVITIES
Equipment purchases	-	(2,932)
Capitalized software development costs	(188,371)	-
Net cash used in investing activities	(188,371)	(2,932)

FINANCING ACTIVITIES
Proceeds from notes payable	-	50,000
Proceeds from notes payable-related party	-	100,000
Common stock	596,500	40,000
Retained earnings	(1,500)	-
Net cash provided by financing activities	595,000	190,000

Increase (decrease) in cash and cash equivalents	54,890	(115,763)
Cash and cash equivalents, beginning of period	52,109	167,872
Cash and cash equivalents, end of period	$106,999	$52,109

The accompanying notes are an integral part of these statements.

Index to Financials

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2012

Note 1:  Organization and Basis of Presentation

Touchpoint Metrics, Inc. (the “Company”) is a for profit corporation established under the corporation laws in the State of California, United States of America on December 14, 2001. The corporation operated as The Innes Group, Inc., dba MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the company Touchpoint Metrics, Inc., effective October 18, 2011.

The Company maps and improves the touchpoints between organizations and their customers. Their focus assists companies who wish to improve business performance by measuring and transforming the ways they interact with customers.

The Company services a wide variety of industries and customer size.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 2:  Summary of Significant Accounting Policies

The financial statements of the Company are presented on the accrual basis. The significant accounting policies followed are described below to enhance the usefulness of the financial statements to the reader.

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts and disclosures at the date of the financial statements and during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of less than three months that are not reported as investments. While the Company may maintain cash and cash equivalents in bank deposit accounts, which at times exceed Federal Deposit Insurance Corporation insured limits, they have not experienced any losses in such accounts.

Portions of the bank deposit accounts are held in Canadian banks on a Canadian and US Dollar basis. The balances in these accounts at times exceed Canada Deposit Insurance Corporation insured limits. They have not experienced any losses in these accounts.

Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments

The Company reports marketable investments at published market or fair value with gains and losses reported in the income statements.

For investments without a readily available market, valuation is recorded at historical cost and tested for impairment as of each reporting period.

Index to Financials

Fair Value of Financial Instruments

Effective July 1, 2009, the Company adopted Accounting Standards Codification Topic 820, Fair Value Measurements (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair market hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels based on the reliability of the inputs to determine the fair value:

Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the Company’s note payable approximates book value as of December 31, 2012 and December 31, 2011.

We measure property, plant and equipment, at fair value on a nonrecurring basis. No impairments on property, plant and equipment were taken during the period.

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

Software Development Costs

Costs for the development and delivery of the SaaS technology are capitalized once planning is completed and development begins.  Capitalized costs include only direct external costs of materials and services as well as compensation and benefits for employees directly associated with the software project.  Such amounts are included in the accompanying balance sheets under the caption “capitalized software development costs.”

Index to Financials

Intangibles

Intangible assets include an online media asset and fully amortized organization costs.  The online media asset is periodically reviewed for impairment indicators and tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows.

Other Assets

Other assets are comprised of security deposits and prepaid expenses.

Revenue Recognition

Consultation and research engagements

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

For engagements where a deposit is received, the company reports the deposit amount as unearned revenue on the balance sheet. Revenue is recognized and reported as project milestones are achieved and accepted by the customer for fixed price contracts. The revenue for production and product sales are recognized as incurred.

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

Products

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

Index to Financials

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

BESP. When the company is unable to establish selling price using VSOE or TPE, BESP is used to determine selling price of significant deliverables. The objective of BESP is to determine the price at which the company would transact a sale if the service were sold on a stand-alone basis.  The process for determining BESP for deliverables without VSOE or TPE involves management’s judgment. BESP is determined by considering overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the company’s discounting practices, the size and volume of transactions, the customer demographic, and market strategy.  If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the company to consider additional factors, BESPs could change in future periods.

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

Reimbursed Expenses

We classify reimbursed expenses in both other revenues and cost of goods sold in our consolidated statements of income.  Other revenue is earned from reimbursable expense revenues that are incidental to the consultation and research efforts. The project related expenses consist of costs incurred by the Company on behalf of the customer. This will generally consist of travel costs or products and services purchased as a convenience for the customer.

Index to Financials

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed by ASC 740 “Income Taxes.” Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2012 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

Note 3:  Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU 2012-04”).  This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 4: Property and Equipment

Property and improvements consist of:

	2012	2011
Computers and hardware	$43,029	$43,029
Software	38,646	38,646
Equipment	2,359	2,359
Furniture	31,731	31,731
Leasehold improvements	95,608	95,608
Land	85,000	85,000
Land improvements	4,000	4,000
	300,373	300,373
Less: accumulated depreciation	(147,649)	(139,919)
	$152,724	$160,454

Index to Financials

Depreciation expense for the years ended December 31, 2012 and 2011 were $7,730 and $11,179, respectively.

Note 5: Stock-Based Compensation

The Touchpoint Metrics, Inc. stock-based compensation program is designed to attract and retain high quality employees while aligning employees’ interests with the interests of the shareholders.

The program was established in 2008. Plan Shares cannot exceed 30% of any outstanding issue or 2,500,000 shares, whichever is the lower amount.

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

The option grant #1 shares will incur a compensation expense of $36,000 to be realized over 36 months beginning with the option vesting date of February 7, 2012. Option grant #2 shares will incur a compensation expense of $2,020 over 36 months beginning with the first vesting date of December 15, 2012.

At December 31, 2012, there was $24,403 of total recognized compensation cost related to vested share-based compensation grants.

126,667 stock options were exercisable at December 31, 2012.

Index to Financials

Note 6: Concentrations

The Company sells services to a broad range of clients under various terms. The mix of clients ranges from start-ups to Fortune 500 companies across multiple industries.

Sales are concentrated among a few large clients. For the twelve months ended December 31, 2012 and December 31, 2011, the percentage of sales and the concentration is as follows:

	12/31/12	12/31/11
Largest client	20.59%	35.82%
Second largest client	17.19%	18.33%
Third largest client	15.58%	12.15%
Next three largest clients	25.63%	25.00%
All other clients	21.01%	8.70%
	100.00%	100.00%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party.  The President of the Company is also the owner of mfifty.  During the twelve months ended December 31, 2012, the company earned revenues of approximately $51,632 from this related party.

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage were expensed as incurred. Capitalization began when the preliminary project stage was completed. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred.

The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. $188,371 was capitalized as project development costs during the twelve months ended December 30, 2012. Amortization of software development costs will commence at the end of the project development process or when the first sales commitment is obtained.

Note 8: Intangible Assets

Intangible assets include an online media asset, Petro Portfolio, and fully amortized organization costs.  Petro Portfolio is an online media asset with a website and registered domain name (petroportfolio.com), newsletter, and a database of approximately 80,000 registered subscribers. The asset was purchased on July 16, 2007 in a stock trade with a related party. The asset had a valuation of $131,151 on the trade date. 262,032 restricted common shares valued at $0.50 per share were issued to complete the purchase.

The website and newsletter remained highly active until mid-2008. Macroeconomic events during this period created an adverse business climate, resulting in management’s decision to cease Petro Portfolio-related operations in late 2008, eliminating associated costs. Petro Portfolio remains an inactive asset at this time, and in management’s opinion, carrying costs are negligible.

The Petro Portfolio assets are periodically reviewed for indicators of impairment. Should an impairment indicator be present, a test for recoverability is conducted including 1) analysis of undiscounted future cash flows, 2) the fair market cost of recreating the assets, and 3) an analysis of costs to return the assets to their relative market position at the time operations ceased, based on management’s opinion. In the event that the recoverability tests result in values less than the asset’s carrying amount, management determines the fair value of the asset and recognizes an impairment loss as the difference between the carrying amount and its fair value.

Index to Financials

Note 9:  Other Assets

Other assets are comprised of security deposits and prepaid expenses.

Note 10: Accounts Payable

Accounts payable consists of trade accounts payable and credit card debt.

Note 11: Long-Term Debt

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

Note 12: Income Taxes

Income taxes are summarized as follows for year ended December 31, 2012:

2012
Current benefit	$(306,948)
Deferred benefit	306,948
Net income tax (benefit) expense	$-

The Company has experienced operating losses since inception. A full valuation allowance has been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law.  While the Company’s statutory tax rate is 35%, its effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 13: Net Loss per Share

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period.

The computations for basic and diluted net income per common share are as follows:

	Year Ended December 31,
	2012	2011
Net loss	$(306,948)	$(413,273)
Basic and diluted weighted average common shares outstanding	13,132,302	5,343,585
Net loss per share
Basic and diluted	$(0.02)	$(0.08)

Options to purchase 320,000 shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options have an exercise price of $0.35.

Index to Financials

Note 14: Stock

The Company was capitalized through the sale of 5,312,302 shares of stock totaling $907,651. There are 30,000,000 shares authorized. 4,000,000 additional restricted shares were issued for $40,000 during 2011 and 3,820,000 additional restricted shares were issued for an additional $595,000 during the first two quarters of 2012, resulting in 13,132,302 shares issued and outstanding as of December 31, 2012.

Note 15: Legal Proceedings

The Company has no known legal issues pending.

Note 16: Related Party Transactions

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 11. The Company also has two related party transactions with its President, the nature, description and details of the transaction are described in Note 6 and Note 17.

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

Note 17: Subsequent Events

On January 31, 2013, the Company entered into an agreement with Michael Hinshaw, President, to loan $25,000 to the Company. The loan is secured with a non-convertible Promissory Note with an interest rate set at 3.25%. The rate is what would be expected in an arm’s length transaction.

The note is structured to incur a balloon payment of the principal and non-compounding accrued interest. Interest is to begin accruing on the unpaid balance thirty (30) days from the date of the note. The maturity date of the note is April 1, 2013.  The principal and accrued interest payable at maturity will be $25,068.

Note 18: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from January 1, 2010 through December 31, 2012 and through the date of this report. Our financial statements for the periods from January 1, 2011 through December 31, 2012, included in this report have been audited by Hillary CPA Group, Independent Registered Public Accounting Firm, 9465 Counselors Row, Suite 200, Indianapolis, Indiana 46240, telephone (317) 222-1416, as set forth in its report included in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2012, our internal control over financial reporting was effective.

Changes in Internal Controls

  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)
Michael Hinshaw	51	President, Principal Executive Officer, Treasurer,
201 Spear Street, Suite 1100		Principal Financial Officer, Principal Accounting
San Francisco, CA 94105		Officer and a member of the Board of Directors

Lynn Davison	49	Vice-President, Secretary
201 Spear Street, Suite 1100
San Francisco, CA 94105

Ashley Garnot	27	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Michael Hinshaw – President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a director.

Since March 31, 2006, Mr. Hinshaw has been our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a director. Mr. Hinshaw has served as Treasurer and Principal Accounting Officer since December 7, 2011.  Mr. Hinshaw founded The Innes Group, Inc. (now Touchpoint Metrics, Inc.) in 2001.  From 1999 until 2002, Mr. Hinshaw served as President and Chief Executive Officer of Verida Internet Corp.  Prior to its sale in 1999, Mr. Hinshaw served as President of Triad Inc.  Mr. Hinshaw holds a MFA in Design and Communication and a BFA in Graphic Design from the Academy of Art University in San Francisco.

Lynn Davison – Vice-President, Secretary

Since February 7, 2011, Ms. Davison has been our Vice-President.  Ms. Davison has served as our Secretary since February 3, 2012.  From April 2004 to February 2011, Ms. Davison worked as an independent management consultant to a range of start-up, mid-sized and Fortune 500 clients providing strategic business consulting services to improve business performance and overall growth.  From 1994 through April, 2004, Ms. Davison co-founded and served as Marketing Director of C-Change, Inc., a boutique consulting firm focused on innovative performance improvement programs for Fortune 500 companies.  Ms. Davison has a BA in economics from Whitman College in Walla Walla, Washington and is a certified Project Management Professional (PMP) by the Project Management Institute.

Ashley Garnot – Director

Since December 7, 2011, Ashley Garnot has been a member of the board of directors. Since October 2011, Ms. Garnot has been employed as a management consultant for Coronado Resources Ltd. (TSX-V: CRD), and is a member of the board of directors. Since January 2012, Ms. Garnot has been employed as a management consultant for Pacific Reach Management located in Vancouver, BC.  Pacific Research Management is private equity Investment Company.  Since December 2011, Ms. Garnot has been the sole owner of ALG Investments, a private equity Investment Company investing in private and public companies.  From September 2006 to August 2008 Ms. Garnot was employed as a management and marketing consultant for DLJ Management, located in Vancouver BC. From September 2008 through July 2009, Ms. Garnot was a property manager for Coldwell Banker Horizon Realty in Kelowna, BC. From September 2005 to June 2008, Ms. Garnot served as managing partner of Asluxe Designs Inc.  In addition to her experience as a director of public and private companies, Ms. Garnot has completed the Canadian Securities Institute’s Canadian Securities Course.  She also has a degree in fashion design and marketing from the Art Institute of Vancouver, and a Real Estate Course and Property Management diploma from Sauder School of Business.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Hinshaw, Ms. Davison and Ms. Garnot have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; or

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws.

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
The subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934, as amended, (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Conflicts of Interest

There are no conflicts of interest with respect to our officers, directors and key employees.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. One of our directors also holds several officer positions. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as Exhibit 99.1 with this Form 10-K.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 with this Form 10-K.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as Exhibit 99.2 with this Form 10-K.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, all officers, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.        EXECUTIVE COMPENSATION.

On February 1, 2011, we entered into an employment agreement with Lynn Davison, pursuant to which she agreed to serve as our Vice President. Ms. Davison’s agreement provides for an annual base salary of $132,000. In addition, Ms. Davison is eligible for bonus compensation as established by us from time to time. On February 7, 2011, we granted Ms. Davison 10-year options, with an exercise price of $0.35 per share, to purchase 300,000 share of our common stock.  The options vest as follows:  one fifth 12 months after the grant date, and one fifth every six months thereafter until all options are fully vested.  The options remain open for ten years, expiring on February 7, 2021.

Michael Hinshaw does not have an employment agreement with the company.

The following table sets forth information with respect to compensation paid by us to our officers for the last two years.

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
Name and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards[1]	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	2012	300,000	0	0	0	0	0	0	300,000
President	2011	300,000	0	0	0	0	0	1,500	301,500

Lynn Davison	2012	132,000	20,000	0	13,347	0	0	0	165,347
Vice President	2011	121,000	0	0	26,964	0	0	0	147,964

[1]
The amounts shown reflect the aggregate grant date fair value of the option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718™, Compensation-Stock Compensation (ASC 718). In valuing such options, the Company made certain assumptions. For a discussion of those assumptions, please see Note 5 to our Financial Statements for the Fiscal Years ended December 31, 2012 and 2011.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year ending December 31, 2012.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value and
	Fees			Non-Equity	Nonqualified
	Earned or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	0	0	0	0	0	0	0
Ashley Garnot	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our stock option plan.  The stock option plan reserves 2,500,000 shares of common stock that may be issued at the discretion of the board of directors.

The following table sets forth information with respect to outstanding equity awards at December 31, 2012.

Outstanding Equity Awards at December 31, 2012
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lynn Davison	120,000	180,000	0	$0.35[1]	2/7/2021	180,000	0

[1]
The option exercise price is set at $0.35 per share with a provision to reset if subsequent common stock offerings are made at a lower stock price.  There was a subsequent private placement at $0.01 per share, lowering the option exercise price from $0.35 to $0.01.

The following table sets forth the information with respect to option exercises and stock vested for the year ended December 31, 2011.

Option Exercises and Stock Vested for the year ended December 31, 2012
	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Lynn Davison	0	0	0	0

In addition, in 2012, we granted Kris Clark an option to acquire up to 20,000 shares of common stock at an exercise price of $0.25 per share with one-third of the shares vesting December 15 of each year commencing 2012.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, we must indemnify him or her against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of California.

Regarding indemnification for liabilities arising under the Securities Act of 1933, as amended, which may be permitted to directors or officers under California law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this offering, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares, subject to community property laws where applicable.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%
Michael Hinshaw	6,000,000	45.69%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Lynn Davison	120,000[1]	0.91%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Ashley Garnot	850,000[2]	6.47%
201 Spear Street, Suite 1100
San Francisco, CA 94105

All officers and directors as a group	6,970,000	53.08%
(3 individuals)

International Resource Management Corp.	1,962,302	14.94%
2901-1050 Burrard Street
Vancouver, British Columbia V6Z 2S3

[1]	Comprised of shares of common stock issuable upon the exercise of currently exercisable options.

[2]
Comprised of 500,000 shares of common stock held in the name of ALG Investments Ltd., which is owned and controlled by Ms. Garnot; 250,000 shares owned by Ms. Garnot and her husband, Wade Garnot; and, 100,000 shares held in Ms. Garnot’s maiden name, Ashley Guidi.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	Future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans
approved by security holders	320,000	$0.34375	2,180,000

Equity compensation plans
not approved by securities
holders	None	None	None

Total	320,000	$0.34375	2,180,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On April 14, 2006, we issued 3,000,000 restricted shares of common stock to Michael Hinshaw, our president, in consideration of services valued at $1,500.00.  On December 6, 2011, we issued 3,000,000 restricted shares of common stock to Mr. Hinshaw, in consideration of $30,000.00. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.  Mr. Hinshaw was furnished with all of the information that is contained in a registration statement and is a sophisticated investor.  No commission was paid to anyone in connection with the sale of shares to Mr. Hinshaw.

On July 16, 2007, we issued 262,302 restricted shares of common stock to  International Resource Management Corp. in consideration of certain assets (a media property including the domain name petroportfolio.com) owned by International Resource Management Corp.  We valued the assets at $131,151.00. The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transactions took place outside the United States of America with non-US persons.

On July 30, 2007, the company effected a transfer of 100,000 restricted shares of common stock from an existing shareholder to Ashley Guidi, now known as Ashley Garnot, in consideration of $50,000.00 to the existing shareholder.  The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transactions took place outside the United States of America with non-US persons.

On September 16, 2011, we executed a $100,000 CDN non-convertible note with Brad Holland, an 8.09% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest. The maturity date of the note is September 16, 2014. The principal and accrued interest payable at maturity will be $112,000.

On December 6, 2011, we issued 500,000 restricted shares of common stock to ALG Investments Ltd., a corporation owned and controlled by Ashley Garnot, in consideration of $5,000.00.  The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transactions took place outside the United States of America with non-US persons.

On January 4, 2012, we issued 250,000 restricted shares of common stock to Ashley Garnot and her husband Wade, in consideration of $62,500.00.  The shares of common stock were issued pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transactions took place outside the United States of America with non-US persons.

On March 2, 2012 we entered into an agreement with mfifty, a company owned and controlled by Michael Hinshaw, our president, wherein we agreed to supply certain services to mfifty in consideration of the payment of fees for our services.  The nature of services we expect to supply include consulting, creative, project management and production services.  The nature and amounts of services as well as the terms on which any such services would be provided will be negotiated and finalized through a signed services agreement and statement of work.  We have provided the following services to date under the agreement: project management, creative and consulting services.  The total approximate dollar amount of these services provided to mfifty is $37,840.

On January 31, 2013, we executed a $25,000 non-convertible note with Michael Hinshaw, President.  The note is structured to incur a balloon payment of the principal and 3.25% APR non-compounding accrued interest. Interest is to begin accruing on the unpaid balance thirty (30) days from the date of the note. The maturity date of the note is April 1, 2013.  The principal and accrued interest payable at maturity will be $25,068.

Our office in Vancouver, British Columbia is located at 2901-1050 Burrard Street, V6Z 2S3 (Canada), and is made available to us for no charge on a month-to-month basis under a verbal contract with IREMCO. IREMCO is a controlling shareholder of Touchpoint Metrics.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)        Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$14,090	Hillary CPA Group
2011	$8,700	Hillary CPA Group

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	Hillary CPA Group
2011	$0	Hillary CPA Group

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$750	Hillary CPA Group
2011	$750	Hillary CPA Group

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	Hillary CPA Group
2011	$1,629	Hillary CPA Group

(5)        Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)        The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 50%.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.				X

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.				X

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2013.

TOUCHPOINT METRICS, INC.
(the “Registrant”)

BY:	MICHAEL HINSHAW
Michael Hinshaw
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

MICHAEL HINSHAW	President, Principal Executive Officer,	March 27, 2013
Michael Hinshaw	Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director

ASHLEY GARNOT	Director	March 27, 2013
Ashley Garnot

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.				X

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.				X

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X