Form 10-Q
period 2013-03-31
Touchpoint Metrics, Inc.
filed 2013-05-15
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

TOUCHPOINT METRICS, INC.
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation or organization)

26-0030631
(I.R.S. Employer Identification No.)

201 Spear Street, Suite 1100
San Francisco, CA   94105
(Address of principal executive offices, including zip code)

(415) 526-2655
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
13,132,302 as of May 9, 2013.

Touchpoint Metrics, Inc.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

Touchpoint Metrics, Inc.
Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)

Assets

Current assets:
Cash and cash equivalents	$114,571	$106,999
Accounts receivable	145,924	110,720
Accounts receivable-related party	2,343	1,527
Total current assets	262,838	219,246
Long term assets:
Property and equipment, net	89,064	152,724
Capitalized software development costs	219,307	188,371
Intangible assets, net	59,151	59,151
Other assets	11,622	11,622
Total long term assets	379,144	411,868
Total assets	$641,982	$631,114

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$148,217	$50,866
Accrued liabilities	41,067	1,452
Notes payable-related party	25,000	-
Total current liabilities	214,284	52,318
Long-term liabilities:
Other noncurrent liabilities, accrued interest	9,000	7,500
Notes payable	50,000	50,000
Notes payable-related party	100,000	100,000
Total long-term liabilities	159,000	157,500
Total liabilities	373,284	209,818
Commitments and contingencies
Shareholders’ equity:
Common stock, $0 par value, 30,000,000 shares authorized,
13,132,302 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,542,651	1,542,651
Accumulated deficit	(1,301,524)	(1,145,758)
Additional paid-in capital	27,571	24,403
Total shareholders’ equity	268,698	421,296
Total liabilities and shareholders’ equity	$641,982	$631,114

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Operations (unaudited)

	Three Months Ended March 31,
	2013	2012

Revenue
Consulting services	$250,934	$118,400
Products & Other	15,454	4,441
Total revenue	266,388	122,841

Cost of goods sold
Labor	64,396	15,999
Services	-	3,500
Products and other	9,636	18,208
Total cost of goods sold	74,032	37,707
Gross profit	192,356	85,134

Expenses
Salaries and wages	172,918	115,031
Contract services	12,449	62,311
Other general and administrative	96,700	113,133
Total expenses	282,067	290,475

Net operating income	(89,711)	(205,341)
Interest expense	(3,073)	(2,536)
Loss on disposal of assets	(62,982)	-
Loss before income taxes	(155,766)	(207,877)
Income tax provision	-	-

Net loss	$(155,766)	$(207,877)

Net loss per share-basic and diluted	$(0.012)	$(0.016)

Weighted average common shares outstanding-basic and diluted	13,132,302	13,112,302

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(155,766)	$(207,877)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,838	-
Stock compensation expense	3,168	3,168
Loss on disposal of assets	62,982	-

Changes in operating assets and liabilities:
Accounts receivable	(35,204)	2,275
Accounts receivable-related party	(816)	-
Other assets	-	(24,603)
Accounts payable	97,351	40,888
Accrued liabilities	39,615	(1,452)
Accrued interest	1,500	-

Net cash provided by (used in) operating activities	14,668	(187,601)

INVESTING ACTIVITIES
Equipment purchases	(1,160)	-
Capitalized software development costs	(30,936)	-

Net cash used in investing activities	(32,096)	-

FINANCING ACTIVITIES
Proceeds from notes payable - related party	25,000	-
Proceeds from the issuance of common stock	-	591,500

Net cash provided by financing activities	25,000	591,500

Increase in cash and cash equivalents	7,572	403,899

Cash and cash equivalents, beginning of period	106,999	52,109

Cash and cash equivalents, end of period	$114,571	$456,008

The accompanying notes are an integral part of these statements.

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2013

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

The Financial Statements and related disclosures as of March 31, 2013 and for the three months ended March 31, 2013, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2012, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2012, filed on Form 10-K with the SEC on March 27, 2013. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Touchpoint Metrics,” “we,” “us,” “our” or the “company” are to Touchpoint Metrics, Inc. and our subsidiaries.

Note 2: Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial statements.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (“ASU 2012-03”). This update was issued in order to codify various amendments and corrections included in SEC Staff Accounting Bulletin No. 114, SEC Release 33-9250, and ASU 2010-22, Accounting for Various Topics: Technical Corrections to SEC Paragraphs. The amendments and corrections included in this update are effective upon issuance. The adoption of ASU 2012-03 did not have an impact on the Company’s financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU 2012-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”).  This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company is required to apply the amendments in ASU 2013-01 beginning January 1, 2013. The adoption of ASU 2013-01 by the Company did not have a material impact on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods.

Note 3: Property and Equipment

Property and improvements consist of:

	March 31, 2013	December 31, 2012
Computers and hardware	$44,188	$43,029
Software	38,646	38,646
Equipment	2,359	2,359
Furniture	31,731	31,731
Leasehold improvements	-	95,608
Land	85,000	85,000
Land improvements	4,000	4,000
	205,924	300,373
Less: accumulated depreciation	(116,860)	(147,649)
	$89,064	$152,724

Depreciation expense for the three months ended March 31, 2013 and 2012 were $1,838 and $0, respectively.

Note 4: Stock-Based Compensation

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

The Black-Sholes Values for the two options granted are $0.120 and $0.101 and are amortized to expense over the vesting period of three years.

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

At March 31, 2013, there was $27,571 of total recognized compensation cost related to vested share-based compensation grants.

186,667 stock options were exercisable at March 31, 2013.

Note 5: Concentrations

The Company sells services to a broad range of clients under various terms. The mix of clients ranges from start-ups to Fortune 500 companies across multiple industries.

Sales are concentrated among a few large clients. For the three months ended March 31, 2013 and 2012, the percentage of sales and the concentration is as follows:

	03/31/13	03/31/12
Largest client	44.8%	30.6%
Second largest client	28.3%	20.1%
Third largest client	14.7%	15.8%
Next three largest clients	12.2%	28.1%
All other clients	0%	5.4%
	100.0%	100.0%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also the owner of mfifty. During the three months ended March 31, 2013 and 2012, the company earned revenues of approximately $1,238 and $0, respectively, from this related party.

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 6: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage were expensed as incurred. Capitalization began when technological feasibility was established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred.

The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized project development costs were $219,307 and $188,371 as of March 31, 2013 and December 31, 2012, respectively. Amortization of software development costs will commence when the product is available for general release to customers.

Note 7: Intangible Assets

Intangible assets include an online media asset, Petro Portfolio, and fully amortized organization costs. Petro Portfolio is an online media asset with a website and registered domain name, newsletter, and a database of registered subscribers.

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

Note 8:  Commitments and Contingencies

Leases

The Company leases one facility in northern California under an operating lease that is expected to expire in 2016.  Rent expense under operating leases was $5,520 and $5,364 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2013	$17,376
2014	24,732
2015	25,345
2016	17,168
2017	-
Total minimum lease payments	$84,621

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses and access to marketing research services which expire beginning in the year ended December 31, 2014. As of March 31, 2013, future payments under these contractual obligations were as follows:

2013	$80,585
2014	4,884
2015	-
2016	-
2017	-
Total purchase obligations	$85,469

Legal Matters

The Company has no known legal issues pending.

Note 9: Long-Term Debt

The company entered into two long-term, non-convertible debt instruments during 2011.

A $100,000 CDN note was executed with Brad Holland, an 8.09% shareholder on September 16, 2011. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest. The maturity date of the note is September 16, 2014. The principal and accrued interest payable at maturity will be $100,000 and $12,000, respectively as of March 31, 2013.

A $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party, on September 7, 2011. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest. The maturity date of the note is September 7, 2014. The principal and accrued interest payable at maturity will be $50,000 and $6,000, respectively as of March 31, 2013.

Note 10:  Interest Expense

Interest expense consists of interest on the Company’s long-term debt, short-term promissory note, and credit card balances.  Interest expense was $3,073 and $2,536 for the three months ended March 31, 2013 and 2012, respectively.

Note 11:  Advertising Expenses

Advertising is expensed as incurred. Advertising expense was $5,010 and $4,826 for the three months ended March 31, 2013 and 2012, respectively.

Note 12: Income Taxes

Income taxes are summarized as follows for the three months ended March 31, 2013:

March 31, 2013
Current benefit	$(155,766)
Deferred benefit	155,766
Net income tax (benefit) expense	$-

The Company has historically experienced operating losses in most of its operating periods since inception. A full valuation allowance has been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law. While the Company’s statutory tax rate is 35%, its effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 13: Net Loss per Share

Basic net income per common share is net income available to common shareholders divided by the weighted average of common shares outstanding during the period.

The computations for basic and diluted net income per common share are as follows:

	Three Months Ended March 31,
	2013	2012
Net loss	$(155,766)	$(207,878)
Basic and diluted weighted average common shares outstanding	13,132,302	13,112,302
Net loss per share
Basic and diluted	$(0.012)	$(0.016)

Options to purchase 320,000 shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options have an exercise price of $0.35 and $0.25.

Note 14: Related Party Transactions

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 9. The Company also has two related party transactions with its President, the nature, description and details of the transaction are described in Note 5 and this note.

IREMCO, a controlling shareholder, provides the company with office space on a month-to-month basis at no charge under a verbal agreement. The office space was vacant and not in use by IREMCO. This space provides the company with a foreign location and will be eliminated if IREMCO has a need for the space.

On January 31, 2013, the Company entered into an agreement with Michael Hinshaw, President, to loan $25,000 to the Company. The loan is a non-convertible Promissory Note with an interest rate of 3.25%. The rate is what would be expected in an arm’s length transaction.

The note is structured to incur a balloon payment of the principal and non-compounding accrued interest. Interest is to begin accruing on the unpaid balance thirty (30) days from the date of the note. The original maturity date of the note is April 1, 2013. An amendment to the note effective April 1, 2013 extended the maturity date to no later than July 31, 2013.

These related party transactions do not present any evidence of preferential treatment for either shareholder or the Company.

Note 15: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months ended March 31, 2013, the Company had a net loss of $155,766, $62,982 of which related to a one-time impairment of fixed assets. In addition, the Company had net loss of $306,948 for the year ended December 31, 2012. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Customer experience management is the collection of processes a company uses to track, oversee and organize interactions between a customer and the organization throughout the customer lifecycle. The goal of customer experience management is to optimize interactions from the customer’s perspective and as a result, foster customer loyalty.

In 2012, we narrowed our service offerings to consulting services in order to focus more resources on developing our software product, Touchpoint Mapping® On-Demand. All of our professional services are software-enabled, using technology to more efficiently deliver solutions supporting customer experience improvement initiatives.

Touchpoint Mapping On-Demand is a data gathering and analytical software that gathers and analyzes feedback on customer interactions from a client’s customers, employees and their prospective customers' perspectives, and delivers the results to our clients over the Internet as a SaaS (software-as-a-service) based technology platform that helps companies automate and systematize customer experience feedback. Touchpoint Mapping On-Demand has been customized and pre-populated for small and medium enterprises in the banking industry, and as a “semi-custom” offering for medium enterprises across multiple industries.

Development is ongoing, as Touchpoint Mapping On-Demand is refined and improved based on customer feedback, and as it is customized for specific industry sectors. The services delivered with Touchpoint Mapping On-Demand may include consulting, production and additional research services, as well as planned services such as assessment, integration, implementation and additional offline analysis and reporting of data.

Although we began sales and marketing activities for Touchpoint Mapping On-Demand in Q4 2012, we cannot predict the timing, nor probability, of generating sales revenue from the product as we currently do not have dedicated sales professionals on staff to identify and develop sales opportunities.

Sources of Revenue

In 2012 and the first quarter ending March 31, 2013, our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues. Consulting services include strategy, planning, education, training and best practices consulting. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of March 31, 2013, we have not obtained a sales commitment for our software product, Touchpoint Mapping® On-Demand. We have not engaged the necessary sales staff to develop and execute product sales opportunities and cannot predict when those positions will be filled.

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

We anticipate that subscription agreements for our software solutions will be offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which include related setup, upgrades, hosting and support. Professional services will likely include consulting fees related to implementation, customization, configuration, training and any other value added services.

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

As Touchpoint Mapping® On-Demand is launched, costs of goods will include all product-related hosting and monitoring costs, licenses for products embedded in the application, service support, account management and credit card fees.

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

In 2012, research and development expenses incurred to establish technological feasibility were expensed when incurred during the first quarter of 2012 are reflected in contract labor, salaries and wages and other related overhead expense categories. The majority of product development expenses during the last three quarters of 2012 and the quarter ending March 31, 2013, related to production costs incurred subsequent to establishing technological feasibility, and were capitalized on our balance sheet, to be amortized over the estimated useful life.

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

Results of Operations

Three Months Ended March 31, 2013 and 2012

	March 31,		Variance
	2013	2012	Dollars	Percent
Revenue	$266,388	$122,841	$143,547	117%
Cost of Goods Sold	74,032	37,707	36,325	96%
Gross Profit	192,356	85,134	107,222	126%
Operating Expenses
Computers and Software	7,559	51,301	(43,742)	-85%
Contract Services	12,449	62,311	(49,862)	-80%
Sales, Marketing and Promotion	13,591	8,201	5,390	67%
Professional Fees	42,643	29,658	12,985	44%
Salaries and Wages	172,918	115,031	57,887	50%
Other Operating Expenses	32,907	23,973	8,934	37%
Total Operating Expenses	282,067	290,475	(8,408)	-3%
Net Operating Income (Loss)	(89,711)	(205,341)	115,631	-56%
Interest Expense	(3,073)	(2,536)	(537)	21%
Other Expense	(62,982)	-	(62,982)	-62982100%
Net Income (Loss)	$(155,766)	$(207,877)	$52,111	-25%

Revenue

Our revenues for the three months ended March 31, 2013 were $266,388 as compared to revenues of $122,841 for the comparative period in 2012. Revenues increased by $143,547, or 117%. Consulting revenues were $250,934 as compared to $118,400 in the previous year, an increase of $132,534 or 112%. Products & Other revenue increased by $11,012 from $4,441 to $15,454. These changes are due primarily to the acquisition of two consulting engagements in Q4 of 2012 and an increase in related reimbursable expenses.

Cost of Goods Sold and Operating Expenses

Cost of Goods Sold. Cost of goods sold during the three months ended March 31, 2013 and 2012 were $74,032 and $37,707, respectively, representing an increase of $36,325 or 96%. Cost of goods sold as a percent of total revenue during the three months ended March 31, 2013 and 2012 were 28% and 31%, respectively.

Operating Expenses. Operating expenses as a percentage of revenue was 106% and 236% for the three months ended March 31, 2013 and 2012, respectively.

Computers and software expenses decreased by $43,742 to $7,559 during the three months ended March 31, 2013 from the comparative period in 2012 primarily due to the capitalization in 2013 of certain direct third party software and technology expenses.

Contract services expenses decreased by $49,862, or 80%, during the three months ended March 31, 2013, to $12,449 from $62,311 during the corresponding period in the previous year primarily due to the capitalization of certain direct product development contract labor costs required in the development of our SaaS product.  Direct product development contract labor expenses related to the planning and related product development costs prior to establishment of technological feasibility were expensed as incurred in the first quarter of 2012.

Sales, marketing and promotion expenses increased by 67%, or $5,390 in the three months ended March 31, 2013 over the same period in 2012 to $13,591 primarily due to referral fees incurred, as well as advertising placed and marketing materials developed in support of our business development efforts.

Professional fees increased by $12,985, or 44%, during the three months ended March 31, 2013 to $42,643 from $29,658 over the same period in 2012. This is a direct result of the increase in use of legal and advisory services related to our application for eligibility to distribute new and secondary offerings by electronic book-entry through the Depository Trust Company.

Salaries and wages increased by $57,887, or 50%, during the three months ended March 31, 2013 to $172,918 over $115,031 incurred in the three months ended March 31, 2012. The increase primarily relates to the addition of marketing staff, in accordance with our strategic plan.

Other operating expenses increased $8,9346, or 37% in the three months ended March 31, 2013, over the same period in 2012 to $32,907.  This increase was due to a combination of third-party administrative costs associated with a consulting engagement as well as increases in insurance premiums related to business auto, errors and omissions coverage and employee health insurance.

Other Expenses

Other expenses increased in the three months ended March 31, 2013 over the same period in 2012 due to the write off of leasehold improvements with an amortized value of $62,982, which were written off as the lease term of the subject property had been terminated.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31, 2013	December 31, 2012
Cash and Cash Equivalents	$114,571	$106,999
Working Capital	$48,554	$166,928

During the three months ended March 31, 2013 we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing through operating activities and cash on hand.

During this same period, material revenues receivable from two clients exceeded their payment terms by over 45 days. This resulted in material fluctuations in our cash flow and necessitated a $25,000 short-term, non-convertible debt instrument to be executed with our President, Michael Hinshaw to finance operations. The note is structured to incur a balloon payment of the principal and 3.25% APR non-compounding accrued interest. Interest is to begin accruing on the unpaid balance thirty (30) days from the date of the note. . The original maturity date of the note is July 31, 2013. We subsequently collected these accounts receivable in Q2 of 2013.

The accompanying financial statements and have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.   As reflected in the consolidated financial statements included in this report, for the three months ended March 31, 2013, we had a net loss of $155,766, $62,982 of which related to a one-time impairment of fixed assets, and a net loss of $306,948 for the year ended December 31, 2012. We have had material operating losses and have not yet created positive cash flows.  These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to achieve a level of profitability, or raise additional capital through debt financing and/or through sales of common stock.  We cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Anticipated Uses of Cash

In 2013, our primary areas of investment are expected to support sales and marketing activities, and are anticipated to include sales and marketing staff, advertising services and media, marketing and sales automation software and other related services to support our initiative to successfully launch our SaaS product. A secondary area of investment is anticipated to include client support staff, to support deployment and delivery of the SaaS product offering and the management of ongoing client relationships.

We currently plan to fund these expenditures with cash flows generated from ongoing operations during this period.

We do not intend to pay dividends in the foreseeable future.

Cash Flow

Three Months Ended March 31, 2013 and 2012

Operating Activities. During the three months ended March 31, 2013, we reported cash flows from operations of $14,668. This consisted of our net loss of $155,766 adjusted primarily by a loss on asset disposal of $62,982, and increases in accounts receivable, accounts payable and accrued liabilities.

The increase in accounts receivable of $35,204 was primarily due to an increase in total revenues during the three months ended 2013 over 2012. This increase in revenues and corresponding increase in accounts receivable were a direct result of two significant consulting services engagements initiated in Q4 of 2012 that continued into the Q1 of 2013. The net loss was also adjusted by an increase in accounts payable and accrued liabilities of $97,351 and 39,615, respectively. The increase in accounts payable was due to increased spending associated with development of our products as well as the result of material revenues receivable from two customers exceeding their payment terms by over 45 days, which impacted our working capital during the period.  We subsequently collected these accounts receivable in Q2 of 2013. Accrued liabilities increased due to the accrual for payroll at quarter-end that was paid in the subsequent period.

Days Sales Outstanding (DSO) during the three months ended March 31, 2013 was approximately 50 days, up from approximately 43 days during the three months ended March 31, 2012. This was a direct result of material revenues receivable from two customers exceeding their payment terms by over 45 days. We subsequently collected these accounts receivable in Q2 of 2013.

We reported negative cash flows from operations during the three months ended March 31, 2012. Our net cash used in operating activities of $187,601 consisted of a net loss of $207,877, adjusted primarily by increases in total other assets of $24,603 and accounts payable of $40,888. The other assets increase was primarily due to an increase in prepaid expenses of $22,337 as a direct result of payroll expenses prepaid prior to quarter end. The increase in accounts payable was due to increased spending associated with development of our products.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2013 and 2012 amounted to $32,096 and $0, respectively. Net cash used in investing activities for the three months ended March 31, 2013 related primarily to capitalization of software costs for the development of the SaaS product offering.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2013 and 2012 amounted to $25,000 and $591,500, respectively. For the three months ended March 31, 2013, net cash provided by financing activities resulted from a non-convertible promissory note entered into with Michael Hinshaw, President.  Net cash provided by financing activities during the first quarter of 2012 was due primarily to net proceeds from the issuance of common stock of $595,000.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2013.

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of March 31, 2013:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (a)	$84,621	$23,508	$46,091	$15,022	$-
Purchase obligations (b)	$85,469	$85,469	$-	$-	$-
Totals	$170,090	$108,977	$46,091	$15,022	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.

(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses and access to marketing research services.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.            CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.         RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.            EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q		10.24	X

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q		10.25	X

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q		10.26	X

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q		10.27	X

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q		10.28	X

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q		10.29	X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2013.

TOUCHPOINT METRICS, INC.
(the “Registrant”)

BY:	MICHAEL HINSHAW
Michael Hinshaw
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q		10.24	X

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q		10.25	X

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q		10.26	X

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q		10.27	X

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q		10.28	X

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q		10.29	X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X