Form 10-Q
period 2013-06-30
Touchpoint Metrics, Inc.
filed 2013-08-08
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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
16,081,158 as of August 1, 2013.

Touchpoint Metrics, Inc.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

Touchpoint Metrics, Inc.
Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,017,890	$106,999
Accounts receivable	130,907	110,720
Accounts receivable-related party	-	1,527
Total current assets	$1,148,797	$219,246
Long term assets:
Property and equipment, net	90,507	152,724
Capitalized software development costs, net	201,031	188,371
Intangible assets, net	61,443	59,151
Other assets	5,334	11,622
Total assets	$1,507,112	$631,114

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$121,763	$50,866
Accrued liabilities	36,801	1,452
Notes payable-related party	25,000	-
Total current liabilities	183,564	52,318
Long-term liabilities:
Other noncurrent liabilities, accrued interest	10,500	7,500
Notes payable	50,000	50,000
Notes payable-related party	100,000	100,000
Total liabilities	344,064	209,818
Commitments and contingencies
Shareholders’ equity:
Common stock, $0 par value, 30,000,000 shares authorized, 13,132,302 shares issued and outstanding at June 30, 2013 and December 31, 2012	1,542,651	1,542,651
Stock subscribed (2,948,856 shares)	1,032,100	-
Accumulated deficit	(1,441,376)	(1,145,758)
Additional paid-in capital	29,673	24,403
Total shareholders’ equity	1,163,048	421,296
Total liabilities and shareholders’ equity	$1,507,112	$631,114

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue
Consulting services	$266,792	$132,274	$517,725	$250,674
Products & other	6,533	33,009	21,988	37,450
Total revenue	273,325	165,283	539,713	288,124
Cost of goods sold
Labor	69,289	43,593	133,685	59,592
Services	17,936	7,566	17,936	7,566
Products and other	42,837	12,011	52,473	34,367
Total cost of goods sold	130,062	63,170	204,094	101,525
Gross profit	143,263	102,113	335,619	186,599
Expenses
Salaries and wages	153,015	80,410	325,932	195,441
Contract services	23,712	37,491	36,160	99,802
Other general and administrative	103,264	77,121	199,967	189,581
Total expenses	279,991	195,022	562,059	484,824

Net operating income	(136,728)	(92,909)	(226,440)	(298,225)

Interest expense	(3,123)	(2,712)	(6,196)	(5,248)

Other income (expense)	-	5,675	(62,982)	5,675

Loss before income taxes	(139,851)	(89,946)	(295,618)	(297,798)
Income tax provision	-	-	-	-

Net loss	$(139,851)	$(89,946)	$(295,618)	$(297,798)

Net loss per share-basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding-basic and diluted	13,132,302	13,132,302	13,132,302	13,132,302

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(295,618)	$(297,798)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21,359	4,000
Stock compensation expense	5,270	6,337
Loss on disposal of assets	62,982	-
Changes in operating assets and liabilities:
Accounts receivable	(20,187)	(35,073)
Accounts receivable-related party	1,527	(12,681)
Other assets	3,786	(12,668)
Accounts payable	70,897	57,461
Accrued liabilities	35,349	19,200
Accrued interest	3,000	3,000
Net cash used in operating activities	(111,635)	(268,222)
INVESTING ACTIVITIES
Equipment purchases	(3,638)	-
Capitalized software development costs	(30,936)	(120,076)
Net cash used in investing activities	(34,574)	(120,076)
FINANCING ACTIVITIES
Proceeds from notes payable - related party	25,000	-
Proceeds from private placement of common stock	1,032,100	-
Proceeds from the issuance of common stock	-	595,000
Net cash provided by financing activities	1,057,100	595,000
Increase in cash and cash equivalents	910,891	206,702
Cash and cash equivalents, beginning of period	106,999	52,109

Cash and cash equivalents, end of period	$1,017,890	$258,811

The accompanying notes are an integral part of these statements.

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2013

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

The Financial Statements and related disclosures as of June 30, 2013 and for the three and six months ended June 30, 2013, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2012, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2012, filed on Form 10-K with the SEC on March 27, 2013. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Touchpoint Metrics,” “we,” “us,” “our” or the “company” are to Touchpoint Metrics, Inc. and our subsidiaries.

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

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 was adopted January 1, 2013 and did not have a significant impact on our financial statements.

Note 3: Property and Equipment

Property and equipment consist of:

	June 30,	December 31,
	2013	2012
Computers and hardware	$46,668	$43,029
Software	38,646	38,646
Equipment	2,359	2,359
Furniture	31,731	31,731
Leasehold improvements	-	95,608
Land	85,000	85,000
Land improvements	4,000	4,000
	208,404	300,373
Less: accumulated depreciation	(117,897)	(147,649)
	$90,507	$152,724

Depreciation expense incurred during the three and six months ended June 30, 2013 was $1,245 and $3,083, respectively.  Depreciation expense for the three and six months ended June 20, 2012 was $4,000 and $4,000, respectively.

Note 4: Stock-Based Compensation

The Company’s stock-based compensation program was established in 2008. Plan Shares cannot exceed 30% of any outstanding issue or 2,500,000 shares, whichever is the lower amount.

All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and have a 10-year term.

In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company’s stock price.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The company currently has one active option commitment, granted February 7, 2011 with an option for 300,000 shares at an exercise price of $0.35. The options carry a vesting schedule with 20% vesting on February 7, 2012 and an additional 20% vesting every six months thereafter. The optioned shares will fully vest after 36 months on February 7, 2014. The options will remain open for 10 years, expiring on February 7, 2021.

At June 30, 2013, 180,000 stock options were exercisable and $29,673 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $6,327 at June 30, 2013, and will be recognized through February, 2014.

The following table summarizes our stock option activity for the six months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	320,000	$0.34
Granted	—	—
Exercised	—	—
Forfeited or expired	(20,000)	0.25
Outstanding at June 30, 2013	300,000	0.35	7.61	$0.26
Fully vested and expected to vest at June 30, 2013	180,000	0.35	7.61	0.26
Exercisable at June 30, 2013	180,000	$0.35	7.61	$0.26

The following assumptions were used to calculate weighted average fair values of the options granted in the six months ended June 30, 2013:

Expected life	10 years
Risk-free interest rate	3.68%
Volatility	40%
Dividend yield	-
Weighted average grant-date fair value per option granted	$0.12

Note 5: Concentrations

The Company sells services to a broad range of clients under various terms. The mix of clients ranges from start-ups to Fortune 500 companies across multiple industries.

Sales are concentrated among a few large clients. For the six months ended June 30, 2013 and 2012, the percentage of sales and the concentration is as follows:

	06/30/13	06/30/12
Largest client	32.4%	49.1%
Second largest client	23.0%	14.3%
Third largest client	18.3%	10.9%
Next three largest clients	25.7%	20.1%
All other clients	0.6%	5.6%
	100.0%	100.0%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also the owner of mfifty. During the six months ended June 30, 2013 and 2012, the company earned revenues of approximately $2,343 and $37,840, respectively, from this related party.

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 6: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage were expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred.

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $201,031 and $188,371 as of June 30, 2013 and December 31, 2012, respectively.

Note 7: Intangible Assets

Intangible assets include an online media asset, Petro Portfolio, rights, title and interest in a LinkedIn group, and fully amortized organization costs. Petro Portfolio is an online media asset with a website and registered domain name, newsletter, and a database of registered subscribers. The LinkedIn group is utilized to build brand awareness and reach out to LinkedIn members who have relevant roles in target companies through managing the discussion regarding social media and customer experience.

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

The LinkedIn Group will be amortized over 36 months, management’s best estimate of its useful life and periodically reviewed for impairment.

Note 8:  Commitments and Contingencies

Leases

The Company leases one facility in northern California under an operating lease that expires in 2016.  Rent expense under operating leases was $5,520 and $11,040 for the three and six months ended June 30, 2013.  Rent expense under operating leases was $5,364 and $10,728 for the three and six months ended June 30, 2012, respectively.

As of June 30, 2013, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2013	$11,856
2014	24,732
2015	25,345
2016	17,168
2017	-
Total minimum lease payments	$79,101

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses and access to marketing research services which expire beginning in the year ended December 31, 2014. As of June 30, 2013, future payments under these contractual obligations were as follows:

2013	$26,217
2014	7,717
2015	-
2016	-
2017	-
Total purchase obligations	$33,934

Legal Matters

The Company has no known legal issues pending.

Note 9: Long-Term Debt

On September 16, 2011, a $100,000 CDN note was executed with Brad Holland, an 8.09% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 16, 2014.  As of June 30, 2013, principal and accrued interest was $100,000 and $7,000, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 7, 2014.  As of June 30, 2013, principal and accrued interest was $50,000 and $3,500, respectively.

Note 10:  Interest Expense

Interest expense consists of interest on the Company’s long-term debt, short-term promissory note, and credit card balances.  Interest expense was $3,123 and $6,196 for the three and six months ended June 30, 2013 and $2,712 and $5,248 for the three and six months ended June 30, 2012, respectively.

Note 11:  Advertising Expenses

Advertising is expensed as incurred. Advertising expense incurred during the three and six months ended June 30, 2013 was $514 and $5,524, respectively.  Advertising expense was $3,054 and $7,880 for the three and six months ended June 30, 2012, respectively.

Note 12: Income Taxes

Income taxes are summarized as follows for the six months ended June 30, 2013:

June 30, 2013
Current benefit	$(295,618)
Deferred benefit	295,618
Net income tax (benefit) expense	$-

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

The computations for basic and diluted net income per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(139,851)	$(89,946)	$(295,618)	$(297,798)
Basic and diluted weighted average common shares outstanding	13,132,302	13,112,302	13,132,302	13,112,302
Net loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Options to purchase 300,000 shares were not included in the calculation of diluted earnings per common share because these options were out-of-the-money. Out-of-the-money options have an exercise price of $0.35.

Note 14: Related Party Transactions

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 9. The Company also has two related party transactions with its President, the nature, description and details of the transaction are described in Note 5 and this note.

IREMCO, a controlling shareholder, provides the company with office space on a month-to-month basis at no charge under a verbal agreement. The office space was vacant and not in use by IREMCO. This space provides the company with office space in Canada and will be eliminated if IREMCO has a need for the space.

On January 31, 2013, the Company entered into an agreement with Michael Hinshaw, President, to loan $25,000 to the Company. The loan is a non-convertible Promissory Note with an interest rate of 3.25%.

The note is structured to incur a balloon payment of the principal and non-compounding accrued interest. Interest is to begin accruing on the unpaid balance thirty (30) days from the date of the note. The maturity date of the note is no later than August 31, 2013.

Note 15: Subsequent Events

On July 2, 2013 the Company completed a private placement of 2,948,856 restricted shares of common stock for an additional $1,032,100.  The total shares issued and outstanding on that date were 16,081,158. The Company received substantially all of the cash related to the private placement prior to June 30, 2013, but as the shares had not been issued as of that date, they are recorded as stock subscribed in Shareholders’ Equity.

Note 16: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months ended June 30, 2013, the Company had a net loss of $295,618.  In addition, the Company had a net loss of $306,948 for the year ended December 31, 2012. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project,” “will,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results, or from our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

Touchpoint Mapping On-Demand is a data gathering and analytical software that gathers and analyzes feedback on customer interactions from a client’s customers, employees and their prospective customers' perspectives, and delivers the results to our clients over the Internet as a SaaS (software-as-a-service) based technology platform that helps companies automate and systematize customer experience feedback. Touchpoint Mapping On-Demand has been customized and pre-populated for small and medium enterprises in the banking and home building industries, and as a “semi-custom” offering for medium enterprises across multiple industries.

Development is ongoing, as Touchpoint Mapping On-Demand is refined and improved based on customer feedback, and as it is customized for specific industry sectors. The services delivered with Touchpoint Mapping On-Demand may include consulting and additional research services, as well as planned services such as assessment, integration, implementation and additional offline analysis and reporting of data.

Although we began sales and marketing activities for Touchpoint Mapping On-Demand in Q4 2012, we cannot predict the timing, nor probability, of generating sales revenue from the product as we currently do not have dedicated sales professionals on staff to identify and develop sales opportunities.

Sources of Revenue

During the six months ended June 30, 2013 and 2012, our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues. Consulting services include strategy, planning, education, training and best practices consulting. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of June 30, 2013, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping On-Demand, and do not anticipate being able to do so until we engage the necessary sales staff to develop and execute product sales opportunities. At this time, we cannot predict when those positions will be filled.

Should we successfully launch Touchpoint Mapping On-Demand as a stand-alone software product, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of significant revenue. Subscriptions and associated professional services pricing will be based upon our gross margin objectives, growth strategies and the specific needs of our clients’ organizations, measured primarily by the following metrics: industry type, size of company, number of locations and number of seats. Additional fees will be assessed based on the number and type of customer, non-customer and employee records uploaded to our software portal, and subsequently surveyed by our customers.

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

As Touchpoint Mapping® On-Demand is launched, costs of goods will include all product-related hosting and monitoring costs, licenses for products embedded in the application, service support, amortization of capitalized software development costs, account management and credit card fees.

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

During the first quarter of 2012, research and development expenses incurred to establish technological feasibility were expensed when incurred and are reflected in contract labor, salaries and wages and other related overhead expense categories. The majority of product development expenses during the last three quarters of 2012 and the quarter ending March 31, 2013, related to production costs incurred subsequent to establishing technological feasibility, and were capitalized on our balance sheet, to be amortized over the estimated useful life of the software.  Capitalization of software development costs of certain features of Touchpoint Mapping On-Demand ended in April, 2013, when those product functionalities were made available for general release to customers.

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

Results of Operations

Revenue	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$273,325	$165,283	$108,042	65%
Six Months Ended June 30,	$539,714	$288,124	$251,590	87%

Revenues increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, due to increased sales of our consulting and software-enabled services, including delivery of Touchpoint Mapping® On-Demand, to an increased number of larger business clients.

Cost of Goods Sold	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$130,062	$63,170	$66,892	105%
Six Months Ended June 30,	$204,094	$101,525	$102,569	101%

Cost of goods sold increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, primarily due to increased revenues.  As a percentage of revenues, cost of goods sold were 47% and 38% of revenues for the three months ended June 30, 2013 and 2012, respectively.  The company began amortizing capitalized software development costs of certain features of Touchpoint Mapping On-Demand during the three months ended June 30, 2013.  In addition, computer and software expenses directly related to the delivery of our software product were no longer capitalized in the second quarter of 2013 as certain functionality of the product was attained and available for general release.  These two factors were the primary causes of the increase in cost of goods sold as a percentage of revenues over the comparable period in 2012.  As a percentage of revenues, cost of goods sold were 37% and 35% of revenues for the six months ended June 30, 2013 and 2012, respectively.

Salaries and Wages	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$153,015	$80,410	$72,605	90%
Six Months Ended June 30,	$325,932	$195,441	$130,491	67%

Salaries and wages expenses increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. The increases in salaries and wages expenses were primarily due to a decrease in the capitalization of certain employee payroll costs during the three and six months ended June 30, 2013. These employees were redeployed to more general and administrative tasks during the three months ended June 30, 2013.  These increases also resulted from the addition of marketing and research staff in accordance with our strategic plan.

Contract Services	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$23,712	$37,491	$(13,779)	(37%)
Six Months Ended June 30,	$36,160	$99,802	$(63,642)	(64%)

Contract services expenses decreased for the three and six months ended June 30, 2013 as compared to the same periods in 2012. These decreases were primarily due to the timing of capitalization of certain direct product development contract labor hours required in the development of our SaaS product.  Direct product development contract labor expenses were capitalized during the second quarter of 2012, while such capitalization was discontinued during the second quarter of 2013 when certain features of the product were available for general release.  These contract personnel were redeployed to client engagement work as well as more general and administrative tasks, as necessary. In addition, contract labor expenses related to business development and sales were significantly lower during the first six months of 2013 over the comparable period in 2012 due to a change in payment structure in personnel from hourly to commission based.

Other General and Administrative	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$103,264	$77,121	$26,143	34%
Six Months Ended June 30,	$199,967	$189,581	$10,386	5%

General and administrative expenses increased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 based on the following:

•	An increase in SEC and SEDAR filing fees of approximately $5,400.
•	A write off of miscellaneous prepaid assets of $3,000 due to other miscellaneous general and administrative expenses.
•	An increase of approximately $3,900 in insurance premium expenses due to increases in business auto, errors and omissions and employee health coverage.
•
Increases in professional fees of approximately $8,300 as a direct result of the increase in the use of legal and advisory services related to our application for eligibility to distribute new and secondary offerings.

•	Increases in sales and marketing expenses of $5,500 due primarily to subscribing to marketing automation services and consulting engagement referral fees.

General and administrative expenses increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 based on the following:

•	An increase in SEC and SEDAR filing fees of approximately $4,500.
•	An increase in third-party administrative costs of approximately $7,000 associated with a consulting engagement.
•	A write off of miscellaneous prepaid assets of $3,000 due to other miscellaneous general and administrative expenses.

•	A decrease of approximately $42,800 in software licenses expense incurred to establish technological feasibility in the first quarter of 2012
•	An increase of approximately $11,000 in insurance premium expenses due to increases in business auto, errors and omissions and employee health coverage.
•
Increases in professional fees of approximately $21,200 as a direct result of the increase in the use of legal and advisory services related to our application for eligibility to distribute new and secondary offerings.

•	Increases in sales, marketing and promotion fees of $11,200 due primarily to subscribing to marketing automation services and consulting engagement referral fees.

Other Income/Expense	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$-	$5,675	$(5,675)	(100%)
Six Months Ended June 30,	$(62,982)	$5,675	$(68,657)	(1,210%)

Other income/expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, primarily due to the write off of leasehold improvements with an amortized value of approximately $62,900, which were written off as the lease term of the subject property had been terminated.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30,	December 31,
	2013	2012
Cash and Cash Equivalents	$1,017,890	$106,999
Working Capital	$965,233	$166,928

During the six months ended June 30, 2013 we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing through operating activities and cash on hand. On July 2, 2013 the Company completed a private placement of 2,948,856 restricted shares of common stock for an additional $1,032,100.

Material revenues receivable from two clients exceeded their payment terms by over 45 days during the first six months of 2013. This resulted in material fluctuations in our cash flow and necessitated a $25,000 short-term, non-convertible debt instrument to be executed with our President, Michael Hinshaw to finance operations. The note is structured to incur a balloon payment of the principal and 3.25% APR non-compounding accrued interest. Interest is to begin accruing on the unpaid balance thirty (30) days from the date of the note.  The maturity date of the note is August 31, 2013.

In September, 2011, two non-convertible, long-term debt instruments totaling $150,000 were executed.  The notes are structured to incur balloon payments of the principal and 4% APR non-compounding accrued interest with maturity dates in September, 2014.  The principal and accrued interest payable at maturity will total $168,000.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.   As reflected in the consolidated financial statements included in this report, for the six months ended June 30, 2013, we had a net loss of $295,618, and a net loss of $306,948 for the year ended December 31, 2012. We have had material operating losses and have not yet created positive cash flows.  These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to achieve a level of profitability, or raise additional capital through debt financing and/or through sales of common stock.  We cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Anticipated Uses of Cash

In 2013, our primary areas of investment have been, and are expected to continue to be, additional product development, supporting sales and marketing activities, including sales and marketing staff, advertising services and media, marketing and sales automation software and other related services to support our initiative to successfully launch our SaaS product. A secondary area of investment is anticipated to include strengthening infrastructure by hiring client support staff, to support deployment and delivery of the SaaS product offering and the management of ongoing client relationships.

During this period, we plan to fund these expenditures with cash flows generated from ongoing operations and proceeds from the private placement closed July 2, 2013.

We do not intend to pay dividends in the foreseeable future.

Cash Flow

Six months Ended June 30, 2013 and 2012

Operating Activities.  During the six months ended June 30, 2013, we reported negative cash flows from operations of $111,635. This consisted of our net loss of $295,618 adjusted primarily by a loss on asset disposal of $62,982, depreciation and amortization of $21,359, and increases in accounts payable and accrued liabilities.

The increases in accounts payable of $70,897 were due to increased spending associated with development of our product. Accrued liabilities increased by $35,349 primarily due to the short-term, non-convertible debt instrument entered into with our President, Michael Hinshaw.

Days Sales Outstanding (DSO) during the six months ended June 30, 2013 was approximately 44 days, down from approximately 69 days during the six months ended June 30, 2012. The company was engaged in a substantial consulting services project with payment terms of Net 60 during the six months ended June 30, 2012.  While during Q1 of 2013, material revenues receivable from two customers exceeded their payment terms by over 45 days. We subsequently collected these accounts receivable in Q2 of 2013.

We reported negative cash flows from operations during the six months ended June 30, 2012. Our net cash used in operating activities of $268,222 consisted of a net loss of $297,798, adjusted primarily by increases in accounts receivable and other assets of $47,754 and $12,668, respectively, and increases in accounts payable and accrued liabilities of $57,461 and $19,200, respectively.  In general, the accounts receivable increase was due to an increase in our standard payment terms for a substantial consulting services engagement.  Increases in other assets were directly related to direct labor and materials expenses reported on the balance sheet as work-in-process until the associated revenue was recognizable.

Increases in accounts payable were directly due to increased costs associated with the development of our products.  The increase in accrued liabilities was attributable to unearned revenue resulting from a deposit received at the end of Q2 2012 relating to a consulting agreement entered into during the period.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2013 and 2012 amounted to $34,574 and $120,076, respectively. Net cash used in investing activities for both periods related primarily to capitalization of software costs for the development of the SaaS product offering.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2013 and 2012 amounted to $1,057,100 and $595,000, respectively. For the six months ended June 30, 2013, net cash provided by financing activities resulted from a non-convertible promissory note entered into with Michael Hinshaw, President as well as proceeds from the private placement of common stock of $1,032,100 that closed on July 2, 2013.  Net cash provided by financing activities during the first six months of 2012 was due primarily to proceeds from the issuance of common stock of $595,000.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2013.

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2013:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (a)	$79,101	$24,120	$50,690	$4,291	$-
Purchase obligations (b)	$33,934	$33,934	$-	$-	$-
Totals	$113,035	$58,054	$50,690	$4,292	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.

(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses and access to marketing research services.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.              CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.				X

10.31	Statement of Work with Arizona State Credit Union dated April 1, 2013.				X

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.				X

10.33	Statement of Work with Quadrant Homes dated April 8, 2013.				X

10.34	Statement of Work with Quadrant Homes dated April 2, 2013.				X

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.				X

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of August, 2013.

TOUCHPOINT METRICS, INC.
(the “Registrant”)

BY:	MICHAEL HINSHAW
Michael Hinshaw
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.				X

10.31	Statement of Work with Arizona State Credit Union dated April 1, 2013.				X

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.				X

10.33	Statement of Work with Quadrant Homes dated April 8, 2013.				X

10.34	Statement of Work with Quadrant Homes dated April 2, 2013.				X

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.				X

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X