Form 10-Q
period 2013-09-30
Touchpoint Metrics, Inc.
filed 2013-11-14
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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
16,081,158 as of November 12, 2013.

Touchpoint Metrics, Inc.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

Touchpoint Metrics, Inc.
Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$783,446	$106,999
Accounts receivable	79,513	110,720
Accounts receivable-related party	-	1,527
Total current assets	862,959	219,246
Long term assets:
Property and equipment, net	90,146	152,724
Capitalized software development costs, net	182,756	188,371
Intangible assets, net	61,234	59,151
Other assets	5,953	11,622
Total assets	$1,203,048	$631,114
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$80,501	$50,866
Accrued liabilities	-	1,452
Deferred revenue	3,000	-
Other current liabilities, accrued interest	12,000	-
Notes payable	50,000	-
Notes payable - related party	100,000	-
Total current liabilities	245,501	52,318
Long-term liabilities:
Other noncurrent liabilities, accrued interest	-	7,500
Notes payable	-	50,000
Notes payable-related party	-	100,000
Total liabilities	245,501	209,818
Commitments and contingencies
Shareholders’ equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,081,158 and 13,132,302 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,574,751	1,542,651
Accumulated deficit	(1,651,678)	(1,145,758)
Additional paid-in capital	34,472	24,403
Total shareholders’ equity	957,547	421,296
Total liabilities and shareholders’ equity	$1,203,048	$631,114

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Consulting services	$140,965	$138,424	$658,690	$389,098
Products & other	11,772	20,243	33,759	57,693
Total revenue	152,737	158,667	692,449	446,791
Cost of goods sold
Labor	14,321	34,208	148,006	93,800
Services	3,099	-	21,035	7,566
Products and other	25,348	19,734	77,821	54,101
Total cost of goods sold	42,768	53,942	246,862	155,467

Gross profit	109,969	104,725	445,587	291,324

Expenses
Salaries and wages	175,668	142,662	501,600	338,104
Contract services	47,236	27,345	83,396	127,147
Other general and administrative	94,380	43,687	294,217	233,267
Total expenses	317,284	213,694	879,213	698,518
Net operating income	(207,315)	(108,969)	(433,626)	(407,194)
Interest expense	(2,734)	(2,881)	(9,312)	(8,129)
Other income (expense)	-	-	(62,982)	5,675
Loss before income taxes	(210,049)	(111,850)	(505,920)	(409,648)
Income tax provision	-	-	-	-
Net loss	$(210,049)	$(111,850)	$(505,920)	$(409,648)

Net loss per share-basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)
Weighted average common shares outstanding-basic and diluted	16,081,158	13,132,302	14,115,254	13,132,302

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(505,920)	$(409,648)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	40,205	5,838
Stock compensation expense	10,069	9,505
Loss on disposal of assets	62,982	-
Changes in operating assets and liabilities:
Accounts receivable	31,207	33,552
Accounts receivable-related party	1,527	(10,629)
Work-in-process	-	(3,561)
Other assets	5,669	(1,452)
Accounts payable	29,635	22,516
Accrued liabilities	1,548	-
Accrued interest	4,500	4,500
Net cash used in operating activities	(318,578)	(349,379)

INVESTING ACTIVITIES
Purchase of intangible assets	(2,500)	-
Equipment purchases	(3,638)	-
Capitalized software development costs	(30,937)	(146,936)
Net cash used in investing activities	(37,075)	(146,936)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,032,100	595,000
Net cash provided by financing activities	1,032,100	595,000

Increase in cash and cash equivalents	676,447	98,685
Cash and cash equivalents, beginning of period	106,999	52,109

Cash and cash equivalents, end of period	$783,446	$150,794

The accompanying notes are an integral part of these statements.

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

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

The Company develops and delivers technology-enabled products and services that improve customer experience management capabilities for corporations. Their focus assists companies who wish to improve business performance by measuring and transforming the ways they interact with customers.

The Company services a wide variety of industries and customer size.

The Financial Statements and related disclosures as of September 30, 2013 and for the three and nine months ended September 30, 2013, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The December 31, 2012, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2012, filed on Form 10-K with the SEC on March 27, 2013. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to “Touchpoint Metrics,” “we,” “us,” “our” or the “company” are to Touchpoint Metrics, Inc. and our subsidiaries.

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

Note 3: Property and Equipment

Property and equipment consist of:

	September 30,	December 31,
	2013	2012
Computers and hardware	$46,668	$43,029
Software	38,646	38,646
Equipment	2,359	2,359
Furniture	31,731	31,731
Leasehold improvements	-	95,608
Land	85,000	85,000
Land improvements	4,000	4,000
	208,404	300,373
Less: accumulated depreciation	(118,258)	(147,649)
	$90,146	$152,724

Depreciation expense incurred during the three and nine months ended September 30, 2013 was $570 and $3,237, respectively.  Depreciation expense for the three and nine months ended September 30, 2012 was $1,838 and $5,838, respectively.  During the nine months ended September 30, 2013, the company disposed of leasehold improvements with a net book value of approximately $62,900, which were written off as the lease term of the subject property had been terminated.

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

The company currently has two active option commitments. The first option commitment was granted February 7, 2011 with an option for 300,000 shares at an exercise price of $0.35. The options have a graded vesting schedule and a ten-year term.

The second grant date was on September 3, 2013 with an option for 300,000 shares at an exercise price of $0.40.  These options have a graded vesting schedule and a ten-year term.

At September 30, 2013, 240,000 stock options were exercisable and $34,472 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $66,327 at September 30, 2013, which is expected to be recognized over a weighted-average vesting period of 2.76 years beginning October 1, 2013.

The following table summarizes our stock option activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Avg EP per Share	Weighted Avg Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	320,000	$0.34
Granted	300,000	$0.40
Exercised	—	—
Forfeited or expired	(20,000)	$0.25
Outstanding at September 30, 2013	600,000	$0.38	8.65	$519,000
Fully vested and expected to vest at September 30, 2013	240,000	$0.35	7.36	$213,600
Non-exercisable at September 30, 2013	360,000	$0.39	9.50	$306,000

The following assumptions were used to calculate weighted average fair values of the options granted in the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Expected life (in years)	6.00	-	6.00	-
Risk-free interest rate	2.00%	-	2.00%	-
Volatility	65.99%	-	65.99%	-
Dividend yield	-	-	-	-
Weighted average grant date fair value per option granted	$0.24	-	$0.24	-

Note 5: Concentrations

The Company sells services to a broad range of clients under various terms. The mix of clients ranges from start-ups to Fortune 500 companies across multiple industries.

Sales are concentrated among a few large clients. For the nine months ended September 30, 2013 and 2012, the percentage of sales and the concentrations are as follows:

	2013	2012
Largest client	54.87%	41.88%
Second largest client	33.37%	17.30%
Third largest client	10.39%	11.05%
Next three largest clients	1.37%	21.28%
All other clients	0.0%	8.49%
	100.0%	100.0%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also the owner of mfifty. During the nine months ended September 30, 2013 and 2012, the company earned consulting revenues of approximately $0 and $44,264, respectively, from this related party.

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

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $182,756 and $188,371 as of September 30, 2013 and December 31, 2012, respectively. Amortization expense incurred during the three and nine months ended September 30, 2013 was $18,276 and $36,551, respectively.  No amortization expense was incurred for the three and nine months ended September 30, 2012.

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

The LinkedIn Group will be amortized over 36 months, management’s best estimate of its useful life and periodically reviewed for impairment. Amortization expense incurred during the three and nine months ended September 30, 2013 was $208 and $417, respectively.  No amortization expense was incurred for the three and nine months ended September 30, 2012.

Note 8:  Commitments and Contingencies

Leases

The Company leases one facility in northern California under an operating lease that expires in 2016.  Rent expense under operating leases was $5,724 and $16,764 for the three and nine months ended September 30, 2013.  Rent expense under operating leases was $5,468 and $16,196 for the three and nine months ended September 30, 2012, respectively.

As of September 30, 2013, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2013	$6,132
2014	24,732
2015	25,346
2016	17,170
2017	-
Total minimum lease payments	$73,380

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses and access to marketing research services which expire in the year ended December 31, 2014. As of September 30, 2013, future payments under these contractual obligations were as follows:

2013	$12,719
2014	7,717
2015	-
2016	-
2017	-
Total purchase obligations	$20,436

Legal Matters

The Company has no known legal issues pending.

Note 9: Debt

On September 16, 2011, a $100,000 CDN note was executed with Brad Holland, an 8.09% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 16, 2014.  As of September 30, 2013, principal and accrued interest was $100,000 and $8,000, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 7, 2014.  As of September 30, 2013, principal and accrued interest was $50,000 and $4,000, respectively.

Note 10:  Shareholders’ Equity

On July 2, 2013 the Company completed a private placement of 2,948,856 restricted shares of common stock for a purchase price of $0.35 per share.  The Company received aggregate gross proceeds of $1,032,100 from the private placement.  The total shares issued and outstanding on that date were 16,081,158.

Note 11:  Interest Expense

Interest expense consists of interest on the Company’s debt, short-term promissory note, and credit card balances.  Interest expense was $2,734 and $9,312 for the three and nine months ended September 30, 2013 and $2,881 and $8,129 for the three and nine months ended September 30, 2012, respectively.

Note 12:  Advertising Expenses

Advertising is expensed as incurred. Advertising expense incurred during the three and nine months ended September 30, 2013 was $1,847 and $7,371, respectively.  Advertising expense was $2,933 and $10,813 for the three and nine months ended September 30, 2012, respectively.

Note 13: Income Taxes

Income taxes are summarized as follows for the nine months ended September 30, 2013:

September 30, 2013
Current benefit	$(505,920)
Deferred benefit	505,920
Net income tax (benefit) expense	$-

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

Note 14: Net Loss per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For the three and nine months ended September 30, 2013 and 2012, the assumed exercise of share options are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per share – basic and diluted.  Accordingly, net loss per share basic and diluted are equal in all periods presented.

	Three and Nine Months Ended September 30,
	2013	2012
Share Options	240,000	120,000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(210,049)	$(111,850)	$(505,920)	$(409,648)
Basic and diluted weighted average common shares outstanding	16,081,158	13,132,302	14,115,254	13,132,302
Net loss per share
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Note 15: Related Party Transactions

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

On January 31, 2013, the Company entered into an agreement with Michael Hinshaw, President, to loan $25,000 to the Company. The loan was a non-convertible Promissory Note with an interest rate of 3.25%.  The note was structured to incur a balloon payment of the principal and non-compounding accrued interest. Interest began accruing on the unpaid balance thirty (30) days from the date of the note. The note was paid in full in August, 2013.

Note 16: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months ended September 30, 2013, the Company had a net loss of $505,920.  In addition, the Company had a net loss of $306,948 for the year ended December 31, 2012. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

Sources of Revenue

During the nine months ended September 30, 2013 and 2012, our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues. Consulting services include strategy, planning, education, training and best practices consulting. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of September 30, 2013, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping On-Demand, and do not anticipate being able to do so until we engage the necessary sales staff to develop and execute product sales opportunities. At this time, we cannot predict when those positions will be filled.

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

1)
Cost of Goods Sold. Cost of goods sold consists primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services and subscriptions, and materials and travel expenses related to providing professional services to our clients.

As Touchpoint Mapping® On-Demand continues to be launched, costs of goods will include all product-related hosting and monitoring costs, service support, amortization of capitalized software development costs, licenses for products embedded in the application, account management and credit card fees.

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

Results of Operations

Revenue	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$152,737	$158,667	$5,930	(4%)
Nine Months Ended September 30,	$692,449	$446,791	$245,658	55%

Revenues increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, due to increased sales of our consulting and software-enabled services, including delivery of Touchpoint Mapping® On-Demand, to a greater number of large business clients.

Cost of Goods Sold	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$42,768	$53,942	$(11,174)	(21%)
Nine Months Ended September 30,	$246,862	$155,467	$91,395	59%

Cost of goods sold decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, primarily due to a decrease in travel-related expenses that were incurred in 2012 while delivering services at a client’s overseas offices.  As a percentage of revenues, cost of goods sold were 28% and 34% of revenues for the three months ended September 30, 2013 and 2012, respectively.  Cost of goods sold increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to increased revenues and amortization of capitalized software development costs.  The company began amortizing capitalized software development costs of certain features of Touchpoint Mapping On-Demand during the nine months ended September 30, 2013.  In addition, computer and software expenses directly related to the delivery of our software product were no longer capitalized in the second and third quarters of 2013 as certain functionality of the product was attained and available for general release.  As a percentage of revenues, cost of goods sold were 36% and 35% of revenues for the nine months ended September 30, 2013 and 2012, respectively.

Salaries and Wages	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$175,668	$142,662	$33,006	23%
Nine Months Ended September 30,	$501,600	$338,104	$163,496	48%

Salaries and wages expenses increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. The increases in salaries and wages expenses were primarily due to the addition of marketing and research staff in accordance with our strategic plan.  These increases also resulted from a decrease in the capitalization of certain employee payroll costs during the three and nine months ended September 30, 2013.

Contract Services	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$47,236	$27,345	$19,891	73%
Nine Months Ended September 30,	$83,396	$127,147	$(43,751)	(34%)

Contract services expenses increased for the three months ended September 30, 2013 as compared to the same period in 2012.  This increase was primarily due to investment of resources in marketing Touchpoint Mapping® On-Demand as well as product development costs relating to minor modifications and maintenance activities.  Direct product development contract labor expenses were capitalized during the third quarter of 2012, while such capitalization was discontinued by the second quarter of 2013 when certain features of the product were available for general release.  Increases in contract marketing and product development expenses were partially offset by a decrease in business development and sales personnel expenses which was due to a change in payment structure from hourly to commission based.

Contract services decreased for the nine months ended September 30, 2013 as compared to the same period in 2012. This decrease was primarily due to a change in payment structure of business development and sales personnel from hourly to commission based.  The decrease in contract services also resulted from a decrease in direct product development contract labor expenses.  Significant product development contract labor costs were incurred to establish technological feasibility during the first quarter of 2012 and were expensed as incurred.  While direct product development contract labor costs were capitalized during the second and third quarters of 2012, as well as the first quarter of 2013, costs expensed in 2013, after certain features of the product were available for general release, related to minor modifications and maintenance activities and were significantly less than costs expensed in the first quarter of 2012.   These contract personnel were redeployed to client engagement work as well as more general and administrative tasks, as necessary.  Decreases in contract business development and sales personnel expenses and contract product development expenses were partially offset by increases in marketing costs incurred during this period.

Other General and Administrative	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$94,380	$43,687	$50,693	116%
Nine Months Ended September 30,	$294,217	$233,267	$60,950	26%

General and administrative expenses increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 based on the following:

•
An increase of approximately $28,000 in sales and marketing expenses related to lead generation, copywriting, marketing content development, pay-per-click (PPC) management referral fees and commissions, and market research.

•
An increase of approximately $9,000 in professional fees as a direct result of the increased use of legal and advisory services related to SEC and SEDAR filings and completion of a private placement of common stock.

•	An increase of approximately $6,100 in insurance premium expenses due to increases in business auto, errors and omission and employee health coverage.
•	An increase of approximately $4,000 in sales and marketing SaaS subscription costs related to marketing automation services.

General and administrative expenses increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 based primarily on the following:

•
An increase of approximately $40,000 in marketing expenses related to lead generation, copywriting, marketing content development, pay-per-click (PPC) management referral fees and commissions, and market research.

•	A decrease of approximately $38,200 in in software license expenses related to costs incurred to establish technological feasibility in the first quarter of 2012.
•
An increase of approximately $31,000 in professional fees as a direct result of the increased use of legal and advisory services related to SEC and SEDAR filings, completion of a private placement of common stock, as well as our application for eligibility to distribute new and secondary offerings.

•	An increase of approximately $14,600 in insurance premium expenses due to increases in business auto, errors and omission and employee health coverage.
•	An increase of approximately $9,100 in third-party administrative costs associated with two consulting services engagements.
•	An increase of approximately $4,900 in SEC and SEDAR filing fees.

Other Income/Expense	2013	2012	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$-	$-	$-	-
Nine Months Ended September 30,	$(62,982)	$5,675	$(68,657)	(1,210%)

Other income/expense decreased for nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to the write off of leasehold improvements with a net book value of approximately $62,900, which were written off as the lease term of the subject property had been terminated.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30,	December 31,
	2013	2012
Cash and Cash Equivalents	$783,446	$106,999
Working Capital	$617,458	$166,928

During the nine months ended September 30, 2013 we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing through operating activities, private sales of common stock, and cash on hand.

      On July 2, 2013 the Company completed a private placement of 2,948,856 restricted shares of common stock.  Gross proceeds from that private placement totaled $1,032,100.

In September, 2011, two non-convertible, long-term debt instruments totaling $150,000 were executed.  The notes are structured to incur balloon payments of the principal and 4% APR non-compounding accrued interest with maturity dates in September, 2014.  The principal and accrued interest payable at maturity will total $168,000.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.   As reflected in the consolidated financial statements included in this report, for the nine months ended September 30, 2013, we had a net loss of $505,920, and a net loss of $306,948 for the year ended December 31, 2012. We have had material operating losses and have not yet created positive cash flows.  These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to achieve a level of profitability, or raise additional capital through debt financing and/or through sales of common stock.  We cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Anticipated Uses of Cash

In 2013, our primary areas of investment have been, and are expected to continue to be, additional product development, supporting sales and marketing activities, including sales and marketing staff, advertising services and media, marketing and sales automation software and other related services to support our initiative to successfully launch our SaaS product. A secondary area of investment is anticipated to include strengthening infrastructure by hiring client support staff to support deployment and delivery of the SaaS product offering and the management of ongoing client relationships.

During this period, we plan to fund these expenditures with cash flows generated from ongoing operations and proceeds from the private placement closed July 2, 2013.

We do not intend to pay dividends in the foreseeable future.

Cash Flow

Nine months Ended September 30, 2013 and 2012

Operating Activities.  During the nine months ended September 30, 2013, we reported negative cash flows from operations of $318,578. This consisted of our net loss of $505,920 adjusted primarily by a loss on asset disposal of $62,982, depreciation and amortization of $40,205, stock compensation expense of $10,070, decreases in accounts receivable of $32,734 and increases of $29,635 in accounts payable.

The decrease in accounts receivable was due primarily to the timing of invoicing significant clients.  At September 30, 2013, one material engagement invoice was outstanding, while multiple material consulting services invoices were outstanding at the beginning of the period.

Increase in accounts payable was primarily due to increased spending associated with the marketing of our product.

Days Sales Outstanding (DSO) during the nine months ended September 30, 2013 was approximately 31 days, up from approximately 23 days during the nine months ended September 30, 2012. During the first three quarters of 2013, the company was engaged in two substantial consulting services projects that required the use of a third-party contract administrator.  The processes employed by this administrator have caused our payment terms with the related client to effectively be Net 45.

We reported negative cash flows from operations during the nine months ended September 30, 2012. Our net cash used in operating activities of $349,379 consisted of a net loss of $409,648, adjusted primarily by depreciation and amortization of $5,838, stock compensation expense of $9,505 and decreases in accounts receivable of $22,923 and increases in accounts payable of $22,516.

In general, the accounts receivable decrease was due to a period of time between the completion of a substantial consulting services agreement and entering another significant consulting engagement during the third quarter ended September 30, 2012.

Increases in accounts payable were directly due to increased costs associated with the development of our products during this period.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2013 and 2012 amounted to $37,075 and $146,936, respectively. Net cash used in investing activities for both periods related primarily to capitalization of software costs for the development of the SaaS product offering.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2013 and 2012 amounted to $1,032,100 and $595,000, respectively. For the nine months ended September 30, 2013, net cash provided by financing activities resulted from proceeds from the private placement of common stock of $1,032,100 that closed on July 2, 2013.  Net cash provided by financing activities during the first six months of 2012 was due primarily to proceeds from the private placement of common stock of $595,000.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2013.

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of September 30, 2013:

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (a)	$73,380	$24,579	$48,801	$-	$-
Purchase obligations (b)	$20,436	$20,436	$-	$-	$-
Totals	$93,816	$45,015	$48,801	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.

(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses and access to marketing research services.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.           CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.         RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.            EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.30

10.31	Statement of Work with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.31

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.32

10.33	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.33

10.34	Statement of Work with Quadrant Homes dated April 8, 2013.	10-Q	8/08/13	10.34

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.35

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.36

10.37	Statement of Work with Microsoft dated September 3, 2013.				X

10.38	Share Option Plan with Lynn Davison dated September 3, 2013.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2013.

TOUCHPOINT METRICS, INC.
(the “Registrant”)

BY:	MICHAEL HINSHAW
Michael Hinshaw
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.30

10.31	Statement of Work with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.31

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.32

10.33	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.33

10.34	Statement of Work with Quadrant Homes dated April 8, 2013.	10-Q	8/08/13	10.34

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.35

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.36

10.37	Statement of Work with Microsoft dated September 3, 2013.				X

10.38	Share Option Plan with Lynn Davison dated September 3, 2013.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X