Form 10-K
period 2013-12-31
Touchpoint Metrics, Inc.
filed 2014-03-31
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐  NO ☒

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES ☒   NO ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2013: $0.61.

At March 26, 2014, 16,081,158 shares of the registrant’s common stock were outstanding.

CAUTIONARY STATEMENT

In this report, the terms “Touchpoint Metrics Inc,” “Touchpoint Metrics,” “MCorp” “Company,” “we,” “us” and “our” refer to Touchpoint Metrics Inc.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management’s future strategic plans, market acceptance and performance of our products, our ability to pay interest and principal when due on our notes, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, ability to find suitable acquisitions on favorable terms, if at all, our accounting estimates, and our assumptions and judgments. These forward looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; the risk that our anticipated investments in partner relationships and additional employees will not achieve expected results; our ability to manage and expand our anticipated partner relationships; interruptions or delays in our hosting operations; general economic conditions; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; any unanticipated ambiguities in fair value accounting standards; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to hire, retain and motivate our employees and manage our growth;; the impact of potential future acquisitions, if any, including our ability to successfully integrate the products and people that we acquire through acquisitions; and various other factors. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

ITEM 1.	BUSINESS.

General

Touchpoint Metrics, Inc. (“we,” “us,” “our,” the “Company” or “Touchpoint Metrics”) was incorporated in the State of California on December 14, 2001. We are a customer experience management solutions company providing Touchpoint Mapping®, an on-demand (“cloud based”) suite of customer experience software and related services designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition.  We are engaged in the business of developing and delivering technology-enabled products, value-added and professional services that help large, medium and small organizations to do this by improving their customer experience management capabilities. Our technology enables an organization’s personnel to leverage a common application to see where and how to improve their customers’ experiences across multiple channels and touchpoints, including web, sales, marketing, contact center, social, mobile, physical locations and others.

Additionally, the on-demand delivery approach, which includes hosted data, on-demand software and services in the “cloud”, has gained widespread acceptance with corporate IT departments as well as business customers. As a result, we have been able to eliminate much of the complexity associated with designing, maintaining and upgrading software, compared to on premise software solutions. This makes it easier to and less expensive by historical standards to scale growth and control product development. Our value-added and professional services include analysis and review of client data gathered through our application, customer experience training, strategy consulting and business process optimization, and are directed toward increasing our customers’ adoption of our products and services, helping maximize their return on investment, and improving our customers’ efficiency.

We maintain our primary business address at 201 Spear Street, Suite 1100, San Francisco, CA 94105. Our telephone number is (855) 938-8100.  Our registered agent for service of process is National Registered Agents, Inc.  Our web address is http://www.touchpointmetrics.com. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q,current reports on Form 8-K, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our common stock trades on OTC Bulletin Board under the symbol TPOI.

Products and Services

Customer experience is simply “how customers perceive their interactions with a company.” Customer experience management is a series of disciplines, methodologies and processes used to comprehensively understand, plan, measure and manage a customer’s experiences, with the goal of improving customer perceptions. A majority of corporate executives have said that customer experience management is an important part of their organization’s strategic agenda, and that it is critical to their future success.  While there are multiple reasons for this, among the most widely recognized is the ability of an improved customer experience to help an organization increase customer loyalty, better compete in otherwise commoditized businesses, and drive greater revenue.

While the customer experience management ecosystem is broad and complex, our software solutions are primarily focused on the needs of large, medium and small organizations interested in voice-of-the-customer insights, and a straightforward way to measure and improve customer experience over time. By gathering and analyzing customer experience data, our solutions help companies better understand both the positive and negative customer perceptions of customer experience and the specific interactions that drive these perceptions.

Touchpoint Mapping® On-Demand

Our current product is called Touchpoint Mapping® On-Demand. Pricing of Touchpoint Mapping On-Demand varies based on breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered and other variables.

Touchpoint Mapping On-Demand is a research-based software solution designed to improve customer experience, brand, and loyalty. It is meant to be a comprehensive customer experience solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. Data is analyzed and can be displayed across multiple axes including customer segments, location, time and many other variables of interest to personnel within an organization.

Our software solution gives companies the ability to pinpoint which specific touchpoints are meeting customer wants and needs and which are not, by measuring the gap between customer expectations and the actual customer experience they receive. In addition to customer data, we can collect data from an organizations employees to identify any gaps between customer and employee perceptions of experience, and can collect data from prospective and competitors’ customers to provide insight on the competitive market. Our solution also provides companies with the ability to coordinate disparate resources across the organization to develop, execute and manage their brand and customer experience strategies.

Touchpoint Mapping On-Demand is delivered through a cloud-based platform. The platform, accessible from our client portal, provides access to survey deployment, gives the ability to manage customer data and facilitates access to customer-driven business intelligence (BI) by displaying data in a series of online dashboards.  Touchpoint Mapping On-Demand includes and integrates three primary measurement areas, including customer experience, brand and loyalty, which are delivered through our cloud platform as illustrated below.

Customer Experience Mapping

Customer Experience Mapping measures customer experience in three areas. The first is the degree to which individual customer interactions or touchpoints meet customer wants. The second is a measure of the overall and most recent customer experiences. And the third is a measure of the customer experience across different stages of the customer relationships lifecycle.

Brand Mapping

Brand Mapping measure brand perceptions in four areas. The first is area the degree to which the brand meets the emotional needs of customers. The second is overall awareness of an organization in the competitive market. The third is how an organization is perceived by customers in the context of its competitors. And the fourth is the degree to which brand drives engagement with an organization.

Loyalty Mapping®

Loyalty Mapping measures customer loyalty in four areas.  The first area is through a loyalty-based customer segmentation model, segmenting customers into four groups based on degree of loyalty. The second is through loyalty metrics, such as CSAT and NPS®, or other loyalty metrics an organization may wish to assess. The third area is the identification of loyalty drivers, which can include brand, individual touchpoints and other areas such as channel or overall experience. The last area is the identification of dissatisfiers, which are aspects of the brand and the experience responsible for creating customer dissatisfaction.

Professional Services

Our Client Services Managers drive product adoption and value by working with customers over time to measure key performance indicators, leverage best practices, and improve customer experience, brand and customer loyalty. We offer value-added and professional services that include custom data analysis, roadmap development, implementation planning and customer experience training, among other services.

Customer experience consulting services are offered primarily through our consulting services group, MCorp, which is a dba of the Company. MCorp services include customer experience management consulting in the areas of strategy development, planning, education, training and best practices, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Our software-enabled services leverage the analytical frameworks of, and in most cases the data gathered through, Touchpoint Mapping On-Demand®, with a particular focus on analytical solutions in support of customer experience improvement.

Our Strategy

In mid-2010, we made a decision to shift the strategic focus of our business from a primary focus on professional services to a primary focus on on-demand software solutions and software-enabled services.

The majority of the firm’s resources in the year 2011 were spent codifying and systematizing the analytical and monitoring functionality of Touchpoint Mapping in preparation for product development.

In 2012 we established technological feasibility for our product, bringing our cloud-based software, Touchpoint Mapping On-Demand, to a broader market in 2013. While professional services continue to represent a majority of our revenue, they continue to migrate to a secondary focus of the company.

We believe that a combination of growing market demand for customer experience management solutions and increasing market adoption of on-demand, cloud-based software will help to pave the way for future growth of our company through a distributed, cloud-based technology solution delivered through a planned global partner and reseller distribution channel.

Our ability to achieve our objectives will stem from our ability to successfully commercialize Touchpoint Mapping® On-Demand, the business intelligence which we derive as a result, and the licensing of our systems as we continue to develop new products and services that help companies better serve their customers.

Competition

The market for customer experience management solutions is highly competitive and increasingly fragmented. It is subject to rapidly changing technology, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants.

Multiple competitors exist in the overlapping areas of on-demand and traditional marketing research, customer relationship management (CRM) software, management consulting and customer experience management consulting. For example, many CRM software companies are beginning to include customer experience-specific insights as adjunct capabilities to their existing platforms, and others have rebranded their existing CRM software or customer satisfaction research software as customer experience software, which has the potential to create unforeseen competitive barriers and market confusion.

Many of our current and potential competitors have a larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support and other resources than we have. As a result, many of our competitors are likely able to respond more quickly than we can to new or changing opportunities and technologies, and may devote greater resources to the marketing, promotion and sale of their products than we can.

Given the growth of customer experience management and on-demand software, there are likely many other competitors we have not identified. As a result, we expect that new competitors will continue to enter the on demand customer experience software market with competing products as the market continues to develop and mature. It is possible if not likely that these new competitors could rapidly acquire significant market share.

There are many potential unforeseen and significant market and competitive risks associated with launching any new product in any market. It is our expectation that numerous unforeseen challenges will be encountered as we continue to develop, market and sell our products and services. We cannot assure you that that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Insurance

We maintain health, workman’s compensation, general liability, commercial auto, and professional liability/E&O insurance.

Employees

We currently have six full-time employees and six independent contractors.  We intend to hire more employees and independent contractors on an as-needed basis.

Offices

We have four business addresses. Our primary business address is located at 201 Spear Street, Suite 1100, San Francisco, CA 94105.

Our additional addresses include a business office in San Anselmo, California located at 251 Sir Francis Drake Boulevard, 94960.  We lease the aforementioned from the Four Kays, 2 Magnolia Avenue, San Anselmo, CA 94960 pursuant to a lease entered into on August 15, 2010 and extended on February 26, 2013 through August 31, 2015.  Our monthly rental was $1,840 until August 31, 2103 and $2,044 per month through December 31, 2013.

Our office in Charlotte, North Carolina is located at 15720 John J. Delaney Dr., Suite 300, 28277. We lease the San Francisco and Charlotte spaces from Davinci Virtual LLC, 2150 South 1300 East, Suite 200, Salt Lake City UT 84106 pursuant to a commercial lease on a month to month basis.  Our monthly rental is $214.00 for our San Francisco location and $80.00 per month for our Charlotte, North Carolina location.  Our office in Vancouver, British Columbia is located at 2901-1050 Burrard Street, V6Z 2S3 (Canada), and is made available to us for no charge on a month-to-month basis under a verbal contract, by IREMCO. IREMCO is a controlling shareholder of Touchpoint Metrics.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses.

ITEM 1A.	RISK FACTORS.

    We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

    None.

ITEM 2.	PROPERTIES.

    Our corporate headquarters are in leased space located in San Francisco, California. The Company also leases office space in San Anselmo, California and Charlotte, North Carolina. We lease the San Anselmo office pursuant to a 36-month lease entered into on August 15, 2010 and extended on February 26, 2013 through August 31, 2015. Our monthly rental was $1,840 until August 31, 2103 and $2,044 per month through December 31, 2013.

We lease the San Francisco and Charlotte spaces pursuant to a commercial lease on a month to month basis. Our total monthly rental for the two locations is $294.00.  Our office in Vancouver, British Columbia is made available to us for no charge on a month-to-month basis under a verbal contract, by IREMCO. IREMCO is a controlling shareholder of Touchpoint Metrics.  In 2007, we obtained undeveloped, real property in the unincorporated area of Blue Lake County of Lake, California.

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

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “TPOI”.  FINRA cleared Pennaluna & Company for an unpriced quotation on February 13, 2013.  A summary of trading by quarter for 2013 and 2012 is as follows:

Fiscal Year – 2013	High Bid	Low Bid

Fourth Quarter 10-1-2013 to 12-31-13	$0.50	$0.35
Third Quarter 7-1-13 to 9-30-13	$1.25	$0.40
Second Quarter 4-1-13 to 6-30-13	$5.00	$0.15
First Quarter 1-1-13 to 3-31-13	$0.10	$0.10

Fiscal Year – 2012	High Bid	Low Bid

Fourth Quarter 10-1-2012 to 12-31-12	$0.00	$0.00
Third Quarter 7-1-12 to 9-30-12	$0.00	$0.00
Second Quarter 4-1-12 to 6-30-12	$0.00	$0.00
First Quarter 1-1-12 to 3-31-12	$0.00	$0.00

Holders

There are 111 holders of record for our common stock.  There are a total of 16,081,158 shares of common stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans
approved by security holders	680,000	$0.39	1,820,000

Equity compensation plans
not approved by securities
holders	None	None	None

Total	680,000	$0.39	1,820,000

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement

This Management’s Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe,” “expect,” “plan”, “estimate,” “anticipate,” “intend,” “project,” “will,” “predicts,” “seeks,” “may,”  “would,” “could,” “potential,” “continue,” “ongoing,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

We are a customer experience management solutions company providing Touchpoint Mapping®, an on-demand (“cloud based”) suite of customer experience software and related services designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition.  We are engaged in the business of developing and delivering technology-enabled products and services that help large, medium and small organizations to do this by improving their customer experience management capabilities.

Our product, Touchpoint Mapping® On-Demand, is a research-based software solution designed to be a comprehensive customer experience solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. It enables an organization’s personnel to leverage a common application to see where and how to improve brand and customer loyalty, and their customers’ experiences across multiple channels and touchpoints, including web, sales, marketing, contact center, social, mobile, physical locations and others.

Development is ongoing, as Touchpoint Mapping On-Demand is refined and improved based on customer feedback, and as it is customized for specific organizations and industry sectors. The services delivered with Touchpoint Mapping On-Demand may include consulting and additional research services, as well as services such as assessment, integration, implementation and additional offline analysis and reporting of data.

Although we began sales and marketing activities for Touchpoint Mapping On-Demand in Q4 2012, we did not offer it to a broader market until late 2013. We cannot predict the timing, nor probability, of generating material sales revenue from the product as we continue to build our sales and marketing team to identify, develop, and close sales opportunities.  As of this filing, we have yet to engage the necessary sales and marketing staff to develop and execute material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives.

Sources of Revenue

Our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues in 2013 and 2012. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and best practices, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of December 31, 2013, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

Should we successfully launch Touchpoint Mapping On-Demand as a stand-alone software product, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of significant revenue. Subscriptions and associated professional services pricing will be based upon our gross margin objectives, growth strategies and the specific needs of our clients’ organizations, measured primarily by the following metrics: breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered, and other variables.

We anticipate that subscription agreements for our software solutions will be offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which include related setup, upgrades, hosting and support. Professional services will likely include consulting fees related to implementation, customization, configuration, training and other value added services.

Based on data gathered during the implementation stage of on-demand software and software-enabled services engagements, , we believe that the average time it will take our clients from placing an order to live deployment of our products is between 30 and 45 days. We plan to invoice clients upon inception of subscription agreements for setup and total subscription fees contracted over the term of the agreements, with payment due within 30 days. Professional services related to the subscription agreements will be invoiced at the inception of the professional services agreement at one-third or fifty percent of total fees, with the balance of payments due over the duration of the contract as project milestones are met. Amounts invoiced will be recorded in accounts receivable and deferred revenue or revenue, depending on whether revenue recognition criteria have been met.

Cost of Revenue and Operating Expenses

Our costs of revenue and operating expenses are detailed at the sub-category level in our Income Statements. And while the financial results for these categories are further explained in the Results of Operations section below, a general description of these categories follows:

Cost of Goods Sold

Cost of goods sold consists primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services and subscriptions, and materials and travel expenses related to providing professional services to our clients.

As certain features of Touchpoint Mapping® On-Demand were made available for general release in 2013, costs of goods also included product-related hosting and monitoring costs, licenses for products embedded in the application, amortization of capitalized software development costs, related sales commissions, service support, account management and credit card fees, as applicable.

Should our client base grow, we intend to continue to invest additional resources in our hosting, technical support and professional services capabilities, as well as our utilization of third-party licensed software. We expect our professional services costs to increase in absolute dollars as we increase our overall revenue, but expect that professional services as a percentage of total revenue will decrease as we continue to shift  our business towards sales of on-demand software solutions and software-enabled services. Because cost as a percentage of revenue is higher for professional services revenue than for software product sales revenue, a decrease in professional services as a percentage of total revenue will likely increase gross profit as a percentage of total revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, client delivery, finance and accounting, and sales personnel. Expenses also include contract services, marketing and promotion, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead.

Sales and marketing expenses are currently reflected in salaries and wages, contract labor, marketing and promotion, and other related overhead expense categories. While we have not yet recognized material commissionable sales for Touchpoint Mapping On-Demand, we plan to expense product sales commissions through cost of goods sold. Since we will be recognizing revenue over the terms of the subscriptions or professional services engagements, we expect to experience a delay between increases in selling and marketing expenses and the recognition of revenue. We expect to continue to incur significant sales and marketing expenses in both absolute dollars and as a percentage of expenses as we hire sales and additional marketing personnel and increase the level of marketing activities.

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

Research and Development Costs

We capitalize the software development costs incurred once planning is completed and technological feasibility is established. Costs associated with planning activities, training, maintenance and all other post-implementation stage activities are expensed as incurred. Our policy provides for the capitalization of certain external direct costs of materials and services associated with developing or obtaining internal-use software and certain payroll and payroll-related costs for employees who are directly associated with the computer software development projects. The capitalized costs are included in other assets on our balance sheets. Straight-line amortization of these costs over the estimated useful life, which is typically three years, is included in cost of revenue over the estimated life of the products. Judgment is required in determining when the application development stage has begun as well as in allocating certain payroll and payroll-related costs for employees directly associated with the projects.

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

Results of Operations

	Year Ended		Change from	Percent Change
	2013	2012	Prior Year	from Prior Year
Revenue	$940,315	$900,132	$40,183	4%

Revenues increased for the year ended December 31, 2013 due to increased sales of our consulting and software-enabled services, including delivery of Touchpoint Mapping® On-Demand, to a greater number of large business clients.

	Year Ended		Change from	Percent Change
	2013	2012	Prior Year	from Prior Year
Cost of Goods Sold	$344,978	$203,913	$141,065	69%

Cost of goods sold increased during the year ended December 31, 2013 as compared to the same period in 2012.  The increase was primarily due to amortization of software development costs, product-related hosting and monitoring costs, and licenses for products embedded in Touchpoint Mapping On-Demand which began in 2013.  In addition, we shifted towards use of higher-cost contractors on our consulting engagements so salaried employees could focus on marketing and sales of our SaaS product.  Labor costs related to two significant consulting services engagements were higher due to the added labor expenses associated with the use of a third party administrator required by the client, and also contributed to the increase in cost of goods sold.

	Year Ended		Change from	Percent Change
	2013	2012	Prior Year	from Prior Year
Salaries and Wages	$703,176	$523,452	$179,724	34%

Salaries and wages increased for the year ended December 31, 2013 as compared to the same period in 2012 due to the addition of marketing and research staff in accordance with our strategic plan.  These increases also resulted from discontinuing the capitalization of certain employee payroll costs during the period as certain features of our product were made available for general release in 2013.

	Year Ended		Change from	Percent Change
	2013	2012	Prior Year	from Prior Year
Contract Services	$117,257	$162,206	$(44,949)	(28%)

Contract services decreased during the year ended December 31, 2013 as compared to the same period in 2012. The decrease was primarily due to a change in payment structure of business development and sales personnel from hourly to commission based.  The decrease in contract services also resulted from a decrease in direct product development contract labor expenses.  Costs expensed in 2013, after certain features of the product were available for general release, related to minor modifications and maintenance activities and were significantly less than costs expensed during the year ended December 31, 2012.  Decreases in contract business development and sales personnel expenses and contract product development expenses were partially offset by increases in contract marketing and consulting services costs incurred during this period.

	Year Ended		Change from	Percent Change
	2013	2012	Prior Year	from Prior Year
Other general and administrative	$397,885	$314,202	$83,683	27%

Other general and administrative costs increased for the year ended December 31, 2013 as compared to the same period in 2012 based on the following:

·
An increase of approximately $47,500 in marketing expenses related to lead generation, copywriting, marketing content development, marketing automation, pay-per-click (PPC) management, and market research.

·
An increase of approximately $33,000 in professional fees as a direct result of the increased use of legal and advisory services related to SEC and SEDAR filings, completion of a private placement of common stock, as well as our application for eligibility to distribute new and secondary offerings.

·	An increase of approximately $19,600 in insurance premium expenses due to increases in business auto, errors and omission, employee health coverage, and workers compensation premiums.
·	An increase of approximately $14,000 in third-party administrative costs associated with two consulting services engagements.
·	An increase of approximately $3,800 in other miscellaneous charges.
·	A decrease of approximately $34,500 in software license expenses related to costs incurred to establish technological feasibility in the first quarter of 2012.

	Year Ended		Change from	Percent Change
	2013	2012	Prior Year	from Prior Year
Other income (expense)	$(80,519)	$7,675	$(88,194)	(1,149%)

Other income (expense) decreased $88,194 from the year ended December 31, 2012 to the year ended December 31, 2013.  This decrease was primarily due to the write off of leasehold improvements with a net book value of approximately $62,900, which were written off as the lease term of the subject property had been terminated.  In addition, management charged an impairment of approximately $17,500 to an intangible asset based on management’s yearend assessment of current value.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31, 2013	December 31, 2012
Cash and Cash Equivalents	$653,990	$106,999
Working Capital	$451,830	$166,928

For the year ended December 31, 2013, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities through operating activities, private sales of common stock, and cash on hand.   On July 2, 2013 the Company completed a private placement of 2,948,856 restricted shares of common stock.  Gross proceeds from that private placement totaled $1,032,100.

In 2012 we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing through operating activities, cash on hand, and additional private sales of common stock. In 2012, we received an aggregate of $595,000 in net proceeds from the issuance of 3,820,000 restricted shares of common stock.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the consolidated financial statements included in this report, for the year ended December 31, 2013, we had a net loss of $715,656, and a net loss of $306,948 for the year ended December 31, 2012.  We have had material operating losses and have not yet created positive cash flows.  These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to achieve a level of profitability, or raise additional capital through debt financing and/or through sales of common stock.  We cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Anticipated Uses of Cash

In 2013, to support the launch our SaaS product, our primary areas of investment were additional product development and support of sales and marketing activities, including sales and marketing staff, advertising services and media, marketing and sales automation software and other related services.

In 2014, our primary areas of investment are expected to continue to be ongoing product development and supporting sales and marketing activities, including building our sales and marketing staff, marketing and advertising services, and other related services.  A secondary area of investment will include hiring client support staff to support SaaS product delivery and client relationship management.

We currently plan to fund these expenditures with cash flows generated from ongoing operations during this period. We will consider raising capital through debt financing and/or additional sales of common stock if necessary.

We do not intend to pay dividends in the foreseeable future.

Cash Flow

Years Ended December 31, 2013 and 2012

Operating Activities. During the year ended December 31, 2013, we reported negative cash flows from operations of $446,688.  This consisted of our net loss of $715,656 adjusted primarily by a loss on asset disposal of $62,982, depreciation and amortization of $59,072, stock compensation expense of $19,120, impairment of an intangible asset of $17,537, decrease in accounts receivable of $37,269 and an increase in accounts payable of $59,250.

The decrease in accounts receivable was primarily due to the timing of invoicing significant clients. At December 30, 2013, one material consulting services invoice was outstanding while two material engagement invoices were outstanding at the beginning of the period.

The increase in accounts payable was primarily due to entering services agreements with clients whose third-party administrator’s payment terms to our contractors was approximately 45 days.  Contractor payables remain recorded in accounts payable until the third-party administrator remits payment.  Payment terms for contractors have historically been 30 days or less.  In addition, increased spending due to a shift towards use of higher-cost contractors for consulting engagements also contributed to the increase in accounts payable.

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

Days Sales Outstanding (DSO) during the year ended December 31, 2013 was approximately 29 days, down from approximately 37 days during the year ended December 31, 2012.  This was a direct result of entering into services agreements with clients whose payment terms more closely matched our historical 30 days.  During 2012, two of our significant clients’ payment terms were 45 days.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2013 and 2012 amounted to $38,421 and $188,371, respectively and primarily consisted of capitalized software development costs.

Financing Activities. Net cash provided by financing activities for years ended December 31, 2013 and 2012 amounted to $1,032,100 and $595,000, respectively and were primarily related to the sale of our restricted common stock.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2013.

Contractual Obligations

We lease one facility in northern California from Four Kays, under an operating lease that we expect to expire in 2016. We do not have any debt capital lease obligations. As of December 31, 2013, the following table summarizes our contractual obligation under the foregoing lease agreement and the effect such obligation is expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$66,639	$24,732	$41,907	$-	$-
Purchase obligations	$38,656	$38,656	$-	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

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

TOUCHPOINT METRICS, INC.

Index to Financials

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Touchpoint Metrics, Inc.
San Francisco, California

We have audited the accompanying statements of financial position of Touchpoint Metrics, Inc. (a California corporation) as of December 31, 2013 and 2012 and the related statements of income, retained earnings, and cash flows for the years then ended. All information included in these financial statements is the representation of the management of Touchpoint Metrics, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Touchpoint Metrics, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DAVID L. HILLARY, JR.
David L. Hillary, Jr., CPA, CITP
Indianapolis, Indiana
March 5, 2014

Index to Financials

Touchpoint Metrics, Inc.
Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$653,990	$106,999
Accounts receivable	74,978	110,720
Accounts receivable-related party	-	1,527
Total current assets	728,968	219,246
Long term assets:
Property and equipment, net	91,108	152,724
Capitalized software development costs, net	164,480	188,371
Intangible assets, net	43,489	59,151
Other assets	5,953	11,622
Total assets	$1,033,998	$631,114

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$110,116	$50,866
Accrued liabilities	-	1,452
Deferred revenue	3,249	-
Other current liabilities, accrued interest	13,773	-
Notes payable	50,000	-
Notes payable-related party	100,000	-
Total current liabilities	277,138	52,318
Other noncurrent liabilities, accrued interest	-	7,500
Notes payable	-	50,000
Notes payable-related party	-	100,000
Total liabilities	277,138	209,818
Commitments and contingencies
Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,081,158 and 13,132,302 shares issued and outstanding at December 31, 2013 and 2012, respectively	-	-
Accumulated deficit	(1,861,414)	(1,145,758)
Additional paid-in capital	2,618,274	1,567,054
Total shareholders' equity	756,860	421,296
Total liabilities and shareholders' equity	$1,033,998	$631,114

The accompanying notes are an integral part of these statements.

Index to Financials

Touchpoint Metrics, Inc.
Statements of Operations

	December 31,
	2013	2012
Revenue
Consulting services	$902,530	$833,609
Products and other	37,785	66,523
Total revenue	940,315	900,132
Cost of goods sold
Labor	199,444	129,534
Services	42,754	14,552
Products and other	102,780	59,827
Total cost of goods sold	344,978	203,913
Gross profit	595,337	696,219
Expenses
Salaries and wages	703,176	523,452
Contract services	117,257	162,206
Other general and administrative	397,885	314,202
Total expenses	1,218,318	999,860
Net operating income	(622,981)	(303,641)
Interest expense	(12,156)	(10,982)
Other income (expense)	(80,519)	7,675
Loss before income taxes	(715,656)	(306,948)
Income tax provision	-	-
Net loss	$(715,656)	$(306,948)

Net loss per share-basic and diluted	$(0.05)	$(0.02)

Weighted average common shares outstanding-basic and diluted	14,606,730	13,132,302

The accompanying notes are an integral part of these statements.

Index to Financials

Touchpoint Metrics, Inc.
Statements of Common Shareholders' Equity

	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, December 31, 2011	9,312,302	$-	$957,207	$(837,310)	$119,897
Stock based compensation-stock options	-		13,347	-	13,347
Common stock issued	3,820,000	-	596,500	(1,500)	595,000
Net loss	-	-	-	(306,948)	(306,948)
Balance, December 31, 2012	13,132,302	$-	$1,567,054	$(1,145,758)	$421,296
Stock based compensation-stock options	-	-	19,120	-	19,120
Common stock issued	2,948,856	-	1,032,100	-	1,032,100
Net loss	-	-	-	(715,656)	(715,656)
Balance, December 31, 2013	16,081,158	$-	$2,618,274	$(1,861,414)	$756,860

The accompanying notes are an integral part of these statements.

Index to Financials

Touchpoint Metrics, Inc.
Statements of Cash Flows

	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(715,656)	$(306,948)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	59,072	7,730
Stock compensation expense	19,120	13,347
Loss on disposal of assets	62,982	-
Impairment of intangible asset	17,537	-
Changes in operating assets and liabilities:
Accounts receivable	35,742	(49,502)
Accounts receivable, related party	1,527	(1,527)
Other assets	5,669	3,848
Accounts payable	59,250	(19,387)
Accrued liabilities	2,069	(5,300)
Accrued interest	6,000	6,000
Net cash used in operating activities	(446,688)	(351,739)

INVESTING ACTIVITIES
Purchase of intangible assets	(2,500)	-
Equipment purchases	(4,984)	-
Capitalized software development costs	(30,937)	(188,371)
Net cash used in investing activities	(38,421)	(188,371)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	1,032,100	596,500
Retained earnings	-	(1,500)
Net cash provided by financing activities	1,032,100	595,000

Increase in cash and cash equivalents	546,991	54,890
Cash and cash equivalents, beginning of period	106,999	52,109
Cash and cash equivalents, end of period	$653,990	$106,999

The accompanying notes are an integral part of these statements.

Index to Financials

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Index to Financials

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

The cost and accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized as other income or expense. Depreciation and amortization is computed on the straight line method over the applicable estimated depreciable life as follows:

Depreciable Asset Class	Depreciable Life
Real Property Improvements	15-Years
Computer Equipment	5-Years
Furniture and Fixtures	7-Years
Leasehold Improvements	15-Years
Machinery and Equipment	7-Years

Software Development Costs

Costs for the development and delivery of the SaaS technology are capitalized once planning is completed and technological feasibility is established.  Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product.  All other costs are expensed as incurred.  Capitalized costs include only direct external costs of materials and services as well as compensation and benefits for employees directly associated with the software project.  Such amounts are included in the accompanying balance sheets under the caption “capitalized software development costs.”

Intangibles

Intangible assets include an online media asset, title and interest in a LinkedIn group, and fully amortized organization costs.  The online media asset is periodically reviewed for impairment indicators and tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows.

Index to Financials

Revenue Recognition

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

Index to Financials

As payments are received, the revenue is reported as unearned revenue on the balance sheet and recognized at the end of each monthly period as service is provided.  The company measures and allocates the arrangement consideration to the individual elements based on the relative estimated selling price of each item as sold on a standalone basis.

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

Professional Services

Revenues are primarily derived from professional and software-enabled consulting services. Engagements normally span a period of 45 to 120 days in duration and may be fixed price or, less commonly, time and materials engagements.

The company typically enters into engagements with one of two contracted payment arrangements. The contracts call for a deposit to be made at the time of contract signing and payment as project milestones are achieved, or no deposit is made and payment as project milestones are achieved.

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

Index to Financials

A full valuation allowance has been established against all net deferred tax assets as of December 31, 2013 based on estimates of recoverability. While the Company has optimistic plans for its business strategy, we determined that such a valuation allowance was necessary given the current and expected near term losses and the uncertainty with respect to our ability to generate sufficient profits from our business model.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) (“ASU 2013-11”), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013. We are currently evaluating the impact of this guidance on our consolidated financial position, results of operations, and cash flows.

Index to Financials

Note 4: Property and Equipment

Property and equipment consist of:

	December 31,	December 31,
	2013	2012
Computers and hardware	$48,014	$43,029
Software	38,646	38,646
Equipment	2,359	2,359
Furniture	31,731	31,731
Leasehold improvements	-	95,608
Land	85,000	85,000
Land improvements	4,000	4,000
	209,750	300,373
Less: accumulated depreciation	(118,642)	(147,649)
	$91,108	$152,724

Depreciation expense incurred during the twelve months ended December 31, 2013 and 2012 was $3,620 and $7,730, respectively.  During the twelve months ended December 31, 2013, the company disposed of leasehold improvements with a net book value of approximately $62,900, which was written off as the lease term of the subject property had been terminated.

Note 5: Stock-Based Compensation

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

The company currently has three active option commitments. The first option commitment was granted February 7, 2011 with an option for 300,000 shares at an exercise price of $0.35. The options have a graded vesting schedule and a ten-year term.

The second grant date was on September 3, 2013 with an option for 300,000 shares at an exercise price of $0.40.  These options have a graded vesting schedule and a ten-year term.

The third option commitment was granted November 25, 2013 with an option for 80,000 shares at an exercise price of $0.50. The options have a graded vesting schedule and a ten-year term.

At December 31, 2013, 240,000 stock options were exercisable and $43,523 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $93,277 at December 31, 2013, which is expected to be recognized over a weighted-average vesting period of 1.56 years beginning January 1, 2014.

Index to Financials

The following table summarizes our stock option activity for the twelve months ended December 31, 2013:

	Number of Shares	Weighted Avg EP per Share	Weighted Avg Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	320,000	$0.34
Granted	380,000	$0.38
Exercised	—	—
Forfeited or expired	(20,000)	$0.25
Outstanding at December 31, 2013	680,000	$0.39	8.57	$75,000
Fully vested and expected to vest at December 31, 2013	240,000	$0.35	7.11	$36,000
Non-exercisable at December 31, 2013	440,000	$0.41	9.37	$39,000

The following assumptions were used to calculate weighted average fair values of the options granted in the twelve months ended December 31, 2013 and 2012:

	For the Twelve Months Ended December 31,
	2013		2012
	Option Grant 1	Option Grant 2
Expected life (in years)	6.00	6.00	-
Risk-free interest rate	2.00%	1.73%	-
Volatility	65.99%	65.13%	-
Dividend yield	-	-	-
Weighted average grant date fair value per option granted	$0.24	$0.30	-

Note 6: Concentrations

The Company sells services to a broad range of clients under various terms. The mix of clients ranges from start-ups to Fortune 500 companies across multiple industries.

Sales are concentrated among a few large clients. For the twelve months ended December 31, 2013 and 2012, the percentage of sales and the concentrations are as follows:

	2013	2012
Largest client	46.82%	20.59%
Second largest client	15.82%	17.19%
Third largest client	13.27%	15.58%
Next three largest clients	20.33%	25.63%
All other clients	3.76%	21.01%
	100.0%	100.0%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also an owner of mfifty. During the twelve months ended December 31, 2013 and 2012, the company earned consulting revenues of approximately $0 and $51,632, respectively, from this related party.

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Index to Financials

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

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $164,480 and $188,371 as of December 31, 2013 and 2012, respectively. Amortization expense incurred during the twelve months ended December 31, 2013 and 2012 was $54,827 and $0, respectively.

Note 8: Intangible Assets

Intangibles as of December 31, 2013, consist of the following:

	Gross	Accumulated Amortization	Impairment	Net Book Value
PetroPortfolio	$131,151	$	$(89,537)	$41,614
LinkedIn group	2,500	(625)	-	1,875
Organization costs	1,377	(1,377)	-	-
Total intangibles	$135,028	$(2,002)	$(89,537)	$43,489

Amortization of identifiable intangible assets was $625 and $0 for the twelve months ended December 31, 2013 and 2012, respectively.

At year end, management identified impairment indicators and performed tests for recoverability resulting in values less than the PetroPortfolio asset’s carrying amount.  A resulting charge for impairment of $17,537 was based on management’s review of these analyses, and the balance at December 31, 2013 accurately represents management’s opinion of current value.  There was no impairment of intangible assets during the year ended December 31, 2012.

Note 9: Commitments and Contingencies

Leases

The Company leases one facility in northern California under an operating lease that expires in 2016.  Rent expense under operating leases was $22,896 and $21,716 for the twelve months ended December 31, 2013 and 2012.

As of December 31, 2013, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2014	$24,732
2015	24,737
2016	17,170
2017	-
2018	-
Total minimum lease payments	$66,639

Index to Financials

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses and access to marketing research services which expire in the year ended December 31, 2014. As of December 31, 2013, future payments under these contractual obligations were as follows:

2014	$38,856
2015	-
2016	-
2017	-
2018	-
Total purchase obligations	$38,856

Legal Matters

The Company has no known legal issues pending.

Note 10: Debt

On September 16, 2011, a $100,000 CDN note was executed with Brad Holland, a 2.67% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 16, 2014.  As of December 31, 2013, principal and accrued interest was $100,000 and $9,000, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 7, 2014.  As of December 31, 2013, principal and accrued interest was $50,000 and $4,500, respectively.

Note 11: Shareholders’ Equity

On July 2, 2013 the Company completed a private placement of 2,948,856 restricted shares of common stock for a purchase price of $0.35 per share.  The Company received aggregate gross proceeds of $1,032,100 from the private placement.

Note 12: Interest Expense

Interest expense consists of interest on the Company’s debt, short-term promissory note, and credit card balances.  Interest expense was $12,156 and $10,982 for the twelve months ended December 31, 2013 and 2012, respectively.

Note 13: Advertising Expenses

Advertising is expensed as incurred. Advertising expense incurred during the twelve months ended December 31, 2013 and 2012, was $14,024 and $16,130 respectively.

Index to Financials

Note 14: Income Taxes

Income taxes are summarized as follows for the year ended December 31, 2013:

December 31, 2013
Current benefit	$(715,656)
Deferred benefit	715,656
Net income tax (benefit) expense	$-

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

Note 15: Net Loss per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For the twelve months ended December 31, 2013 and 2012, the assumed exercise of share options are anti-dilutive due to the Company’s net loss and are excluded from the determination of net loss per share – basic and diluted.  Accordingly, net loss per share basic and diluted are equal in all periods presented.

The computations for basic and diluted net loss per share are as follows:

	Year Ended December 31,
	2013	2012
Net loss	$(715,656)	$(306,948)
Basic and diluted weighted average common shares outstanding	14,606,730	13,132,302
Net loss per share
Basic and diluted	$(0.05)	$(0.02)

Note 16: Related Party Transactions

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 10. The Company also has two related party transactions with its President, the nature, description and details of the transaction are described in Note 6 and this note.

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

Index to Financials

Note 17: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended December 31, 2013, the Company had a net loss of $715,656.  In addition, the Company had a net loss of $306,948 for the year ended December 31, 2012. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

There have been no disagreements on accounting and financial disclosures from January 1, 2010 through December 31, 2013 and through the date of this report. Our financial statements for the periods from January 1, 2012 through December 31, 2013, included in this report have been audited by Hillary CPA Group, Independent Registered Public Accounting Firm, 9465 Counselors Row, Suite 200, Indianapolis, Indiana 46240, telephone (317) 222-1416, as set forth in its report included in this annual report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

  None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Michael Hinshaw	52	President, Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Treasurer,
201 Spear Street, Suite 1100		Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors
San Francisco, CA 94105

Lynn Davison	50	Chief Operating Officer, Secretary
201 Spear Street, Suite 1100
San Francisco, CA 94105

Ashley Garnot	28	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Michael Hinshaw – President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a director.

Since March 31, 2006, Mr. Hinshaw has been our President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and a director. Mr. Hinshaw has served as Treasurer and Principal Accounting Officer since December 7, 2011.  Mr. Hinshaw founded The Innes Group, Inc. (now Touchpoint Metrics, Inc.) in 2001.  From 1999 until 2002, Mr. Hinshaw served as President and Chief Executive Officer of Verida Internet Corp.  Prior to its sale in 1999, Mr. Hinshaw served as President of Triad Inc., a brand strategy and management consulting firm. Mr. Hinshaw holds a MFA in Design and Communication and a BFA in Graphic Design from the Academy of Art University in San Francisco.

Lynn Davison – Chief Operating Officer, Secretary

Since October 9, 2013, Ms. Davison has been our Chief Operating Officer, and has served as our Secretary since February 3, 2012.  Ms. Davison served as our Vice-President from February 7, 2011 to October 9, 2013.  From April 2004 to February 2011, Ms. Davison worked as a management consultant to a range of start-up, mid-sized and Fortune 500 clients providing strategic business consulting services. From 1994 through April, 2004, Ms. Davison was a co-founder of C-Change, Inc., a management consulting firm working with Fortune 500 companies. Ms. Davison has a BA in economics from Whitman College in Walla Walla, Washington and is a certified Project Management Professional (PMP) by the Project Management Institute.

Ashley Garnot – Director

Since December 7, 2011, Ashley Garnot has been a member of the board of directors. Since October 2011, Ms. Garnot has been a management consultant for Coronado Resources Ltd. (TSX-V: CRD), and is a member of the board of directors. Since January 2012, Ms. Garnot has been a management consultant for private equity Investment Company Pacific Reach Management.  Since December 2011, Ms. Garnot has been the owner of ALG Investments, a private equity Investment Company. From September 2005 to June 2008, Ms. Garnot served as managing partner of Asluxe Designs Inc. Ms. Garnot has completed the Canadian Securities Institute’s Canadian Securities Course, and has a Real Estate Course and Property Management diploma from Sauder School of Business.

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

Whistleblower Policy

We have adopted a Whistleblower Policy that provides for the protection of our employees from our retaliation where an employee believes that we are violating some law, rule or regulation and wants to disclose the same to proper authorities or to the public at large.  This policy further provides a mechanism whereby the employee may disclose the information to us in a confidential manner and may possibly resolve the issue he may want to disclose to third parties without the need of going to third parties outside of our organization.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

On February 1, 2011, we entered into an employment agreement with Lynn Davison, pursuant to which she agreed to serve as our Vice President. Ms. Davison’s agreement provides for an annual base salary of $132,000. In addition, Ms. Davison is eligible for bonus compensation as established by us from time to time. On February 7, 2011, we granted Ms. Davison 10-year options, with an exercise price of $0.35 per share, to purchase 300,000 shares of our common stock.  On September 3, 2013, we granted Ms. Davison additional 10-year options, with an exercise price of $0.40 per share, to purchase 300,000 shares of our common stock.  Both options vest as follows:  one fifth 12 months after the grant date, and one fifth every six months thereafter until all options are fully vested.

Michael Hinshaw does not have an employment agreement with the company.

The following table sets forth information with respect to compensation paid by us to our officers for the last two years.

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards[1]	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	2013	300,000	0	0	0	0	0	8,945	308,945
President	2012	300,000	0	0	0	0	0	0	300,000

Lynn Davison	2013	132,000	0	0	19,253	0	0	0	151,253
Vice President	2012	132,000	20,000	0	13,347	0	0	0	165,347

[1]
The amounts shown reflect the aggregate grant date fair value of the option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718™, Compensation-Stock Compensation (ASC 718). In valuing such options, the Company made certain assumptions. For a discussion of those assumptions, please see Note 5 to our Financial Statements for the Fiscal Years ended December 31, 2013 and 2012.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year ending December 31, 2013.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	0	0	0	0	0	0	0
Ashley Garnot	12,500	0	0	0	0	0	12,500

On August 7, 2013, we entered into an independent contractor agreement with Ashley Garnot, pursuant to which she agreed to provide consulting services to the company. Ms. Garnot’s agreement provides for monthly compensation of $2,500.

All compensation received by our officers and directors has been disclosed.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our stock option plan.  The stock option plan reserves 2,500,000 shares of common stock that may be issued at the discretion of the board of directors.

The following table sets forth information with respect to outstanding equity awards at December 31, 2013.

Outstanding Equity Awards at December 31, 2013
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lynn Davison	240,000	60,000	0	$0.35[1]	2/7/2021	60,000	0
Lynn Davison	0	300,000	0	$0.40	9/3/2023	300,000	0

[1]
The option exercise price is set at $0.35 per share with a provision to reset if subsequent common stock offerings are made at a lower stock price.  There was a subsequent private placement at $0.01 per share, lowering the option exercise price from $0.35 to $0.01.

The following table sets forth the information with respect to option exercises and stock vested for the year ended December 31, 2013.

Option Exercises and Stock Vested for the year ended December 31, 2013
	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Lynn Davison	0	0	0	0

In addition, in 2013, we granted Yann Sauvignon an option to acquire up to 80,000 shares of common stock at an exercise price of $0.50 per share with one-fifth of the shares vesting every six months commencing March 31, 2013.

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

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%

Michael Hinshaw	5,950,000[1]	37.00%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Lynn Davison	300,000[2]	1.87%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Ashley Garnot	850,000[3]	5.29%
201 Spear Street, Suite 1100
San Francisco, CA 94105

All officers and directors as a group	7,100,000	44.16%
(3 individuals)

International Resource Management Corp.	1,962,302	12.20%
2901-1050 Burrard Street
Vancouver, British Columbia V6Z 2S3

PCL Holdings	1,350,000[4]	8.39%
350-6165 Highway 17
Delta, British Columbia V4K 5B8

[1]	Comprised of 5,450,000 shares of common stock owned by Mr. Hinshaw and 500,000 shares of common stock held in the name of luckfound.org, of which Mr. Hinshaw is a director and has dispositive control.

[2]	Comprised of shares of common stock issuable upon the exercise of currently exercisable options.

[3]
Comprised of 500,000 shares of common stock held in the name of ALG Investments Ltd., which is owned and controlled by Ms. Garnot; 250,000 shares owned by Ms. Garnot and her husband, Wade Garnot; and, 100,000 shares held in Ms. Garnot’s maiden name, Ashley Guidi.

[4]
Comprised of 300,000 shares of common stock owned by Mr. Peter Loretto and 1,050,000 shares of common stock held in the name of PCL Holdings of which Mr. Loretto is a 100% owner and has dispositive control.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	Future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)

Equity compensation plans approved by security holders	680,000	$0.39	1,820,000

Equity compensation plans not approved by securities holders	None	None	None

Total	680,000	$0.39	1,820,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 16, 2011, we executed a $100,000 CDN non-convertible note with Brad Holland, a 2.67% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest. The maturity date of the note is September 16, 2014. The principal and accrued interest payable at maturity will be $112,000.

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

On March 2, 2012 we entered into an agreement with mfifty, a company owned and controlled by Michael Hinshaw, our president, wherein we agreed to supply certain services to mfifty in consideration of the payment of fees for our services.  The nature of services we expect to supply include consulting, creative, project management and production services.  The nature and amounts of services as well as the terms on which any such services would be provided will be negotiated and finalized through a signed services agreement and statement of work.  We have provided the following services to date under the agreement: project management, creative and consulting services.  The total approximate dollar amount of these services provided to mfifty to date is $53,975.

On January 31, 2013, we executed a $25,000 non-convertible note with Michael Hinshaw, President.  The note is structured to incur a balloon payment of the principal and 3.25% APR non-compounding accrued interest. Interest is to begin accruing on the unpaid balance thirty (30) days from the date of the note. The note was paid in full in August, 2013.

On August 1, 2013, we entered into an agreement with Ashley Garnot wherein we agreed to compensate Ms. Garnot in the amount of $2,500 monthly for consulting services..  The nature and amounts of services as well as the terms on which such services would be provided were finalized through a signed consulting agreement and statement of work.  The total approximate dollar amount of these services provided to the Company to date is $20,000.

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

2013	$10,500	Hillary CPA Group
2012	$14,090	Hillary CPA Group

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	Hillary CPA Group
2012	$0	Hillary CPA Group

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$750	Hillary CPA Group
2012	$750	Hillary CPA Group

(4)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	Hillary CPA Group
2012	$0	Hillary CPA Group

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated Nvember 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.30

10.31	Statement of Work with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.31

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.32

10.33	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.33

10.34	Statement of Work with Quadrant Homes dated April 8, 2013.	10-Q	8/08/13	10.34

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.35

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.36

10.37	Statement of Work with Microsoft dated September 3, 2013.	10-Q	11/14/13	10.37

10.38	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.39	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.				X

10.40	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.				X

10.41	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.				X

10.42	Statement of Work with Ashley Garnot dated August 1, 2013.				X

10.43	Master Services Agreement with Progress Software Corporation dated December 6, 2013.				X

10.44	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.				X

10.45	Services Agreement with RedPort International, LLC dated December 3, 2013.				X

10.46	Statement of Work with RedPort International, LLC dated December 9, 2013.				X

10.47	Statement of Work with Microsoft dated December 16, 2013.				X

10.48	Statement of Work 2 with Ashley Garnot dated February 2, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.3	Touchpoint Metrics Company Overview Content.	8-K	2/13/14	99.3

99.4	Touchpoint Metrics Case Study Real Estate Customer Insight.	8-K	2/13/14	99.4

99.5	Touchpoint Metrics Case Study Banking First Time.	8-K	2/13/14	99.5

99.6	Touchpoint Metrics Case Study Banking Scaling Service.	8-K	2/13/14	99.6

99.7	Letter to Shareholders				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2014.

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

Signature	Title	Date

MICHAEL HINSHAW	President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director	March 28, 2014
Michael Hinshaw

ASHLEY GARNOT	Director	March 28, 2014
Ashley Garnot

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians’ Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.30

10.31	Statement of Work with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.31

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.32

10.33	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.33

10.34	Statement of Work with Quadrant Homes dated April 8, 2013.	10-Q	8/08/13	10.34

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.35

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.36

10.37	Statement of Work with Microsoft dated September 3, 2013.	10-Q	11/14/13	10.37

10.38	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.39	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.				X

10.40	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.				X

10.41	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.				X

10.42	Statement of Work with Ashley Garnot dated August 1, 2013.				X

10.43	Master Services Agreement with Progress Software Corporation dated December 6, 2013.				X

10.44	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.				X

10.45	Services Agreement with RedPort International, LLC dated December 3, 2013				X

10.46	Statement of Work with RedPort International, LLC dated December 9, 2013.				X

10.47	Statement of Work with Microsoft dated December 16, 2013.				X

10.48	Statement of Work 2 with Ashley Garnot dated February 2, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.3	Touchpoint Metrics Company Overview Content.	8-K	2/13/14	99.3

99.4	Touchpoint Metrics Case Study Real Estate Customer Insight.	8-K	2/13/14	99.4

99.5	Touchpoint Metrics Case Study Banking First Time.	8-K	2/13/14	99.5

99.6	Touchpoint Metrics Case Study Banking Scaling Service.	8-K	2/13/14	99.6

99.7	Letter to Shareholders				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X