Form 10-Q
period 2014-03-31
Touchpoint Metrics, Inc.
filed 2014-05-15
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

TOUCHPOINT METRICS, INC.
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation or organization)

26-0030631
(I.R.S. Employer Identification No.)

201 Spear Street, Suite 1100
San Francisco, CA   94105
(Address of principal executive offices, including zip code)

(415) 526-2655
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [X]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
16,081,158 as of May 14, 2014.

Touchpoint Metrics, Inc.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS.

Touchpoint Metrics, Inc.
Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$574,705	$653,990
Accounts receivable	108,582	74,978
Accounts receivable-related party	5,275	-
Total current assets	688,562	728,968
Long term assets:
Property and equipment, net	90,679	91,108
Capitalized software development costs, net	146,205	164,480
Intangible assets, net	43,281	43,489
Other assets	22,457	5,953
Total assets	$991,184	$1,033,998

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$134,153	$110,116
Accrued liabilities	35,273	-
Deferred revenue	1,350	3,249
Other current liabilities and accrued interest	15,000	13,773
Notes payable	50,000	50,000
Notes payable-related party	100,000	100,000
Total liabilities	335,775	277,138
Commitments and contingencies
Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,081,158 and 13,132,302 shares issued and outstanding at March 31, 2014 and 2013, respectively	-	-
Accumulated deficit	(1,975,836)	(1,861,414)
Additional paid-in capital	2,631,245	2,618,274
Total shareholders' equity	655,409	756,860
Total liabilities and shareholders' equity	$991,184	$1,033,998

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue
Consulting services	$334,469	$250,934
Products and other	36,237	15,454
Total revenue	370,706	266,388
Cost of goods sold
Labor	21,577	64,396
Products and other	55,918	9,636
Total cost of goods sold	77,495	74,032
Gross profit	293,211	192,356
Expenses
Salaries and wages	261,059	172,918
Contract services	21,602	12,449
Other general and administrative	121,880	96,700
Total expenses	404,541	282,067
Net operating income (loss)	(111,330)	(89,711)
Interest expense	(3,092)	(3,073)
Other income (expense)	-	(62,982)
Loss before income taxes	(114,422)	(155,766)
Income tax provision	-	-
Net loss	$(114,422)	$(155,766)

Net loss per share-basic and diluted	$(0.007)	$(0.012)

Weighted average common shares outstanding-basic and diluted	16,081,158	13,132,302

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2014	2013
Cash flows from operating activities:
Net loss	$(114,422)	$(155,766)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	18,913	1,838
Stock compensation expense	12,971	3,168
Loss on disposal of assets	-	62,982
Changes in operating assets and liabilities:
Accounts receivable	(33,604)	(35,204)
Accounts receivable, related party	(5,275)	(816)
Other assets	(16,504)	-
Accounts payable	24,037	97,351
Accrued liabilities	35,273	39,615
Accrued interest	1,226	1,500
Deferred revenue	(1,900)	-
Net cash used in operating activities	(79,285)	14,668

INVESTING ACTIVITIES
Equipment purchases	-	(1,160)
Capitalized software development costs	-	(30,936)
Net cash used in investing activities	-	(32,096)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	25,000
Net cash provided by financing activities	-	25,000

Increase in cash and cash equivalents	(79,285)	7,572
Cash and cash equivalents, beginning of period	653,990	106,999
Cash and cash equivalents, end of period	$574,705	$114,571

The accompanying notes are an integral part of these statements.

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2014

Note 1: Organization and Basis of Presentation

Touchpoint Metrics, Inc. (the "Company") is a for profit corporation established under the corporation laws in the State of California, United States of America on December 14, 2001. The corporation operated as The Innes Group, Inc., dba MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the company Touchpoint Metrics, Inc., effective October 18, 2011.

The Company develops and delivers technology-enabled products and services that improve customer experience management capabilities for corporations. Their focus assists companies who wish to improve business performance by measuring and transforming the ways they interact with customers.

The Company services a wide variety of industries and customer size.

Note 2: Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) ("ASU 2013-11"), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013.  ASU 2013-11 was adopted January 1, 2014 and did not have a significant impact on our financial statements.

Note 3: Property and Equipment

Property and equipment consist of:

	March 31	December 31
	2014	2013
Computers and hardware	$48,014	$48,014
Software	38,646	38,646
Equipment	2,359	2,359
Furniture	31,731	31,731
Land	85,000	85,000
Land improvements	4,000	4,000
	209,750	209,750
Less: accumulated depreciation	(119,071)	(118,642)
	$90,679	$91,108

Depreciation expense incurred during the three months ended March 31, 2014 and 2013 was $429 and $1,838, respectively.

Note 4: Stock-Based Compensation

The Company's stock-based compensation program was established in 2008. Plan Shares cannot exceed 30% of any outstanding issue or 2,500,000 shares, whichever is the lower amount.

In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company's stock price.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The company currently has five active option commitments. Each commitment has an exercise price equal to the fair market value of our common stock on the date of grant, a graded vesting schedule, and a ten-year term.

At March 31, 2014, 332,000 stock options were exercisable and $56,494 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $108,467 at March 31, 2014, which is expected to be recognized over a weighted-average vesting period of 1.5 years beginning April 1, 2014.

The following table summarizes our stock option activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Avg EP per Share	Weighted Avg Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	680,000	$0.39	8.57	75,000
Granted	160,000	$0.50
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2014	840,000	$0.41	8.60	$33,000
Fully vested and expected to vest at March 31, 2014	332,000	$0.36	7.14	$9,000
Non-exercisable at March 31, 2014	508,000	$0.44	9.35	$24,000

The following assumptions were used to calculate weighted average fair values of the options granted in the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014		2013
	Option Grant 1	Option Grant 2
Expected life (in years)	5.75	5.50	-
Risk-free interest rate	2.07%	2.07%	-
Volatility	64.66%	65.22%	-
Dividend yield	-	-	-
Weighted average grant date fair value per option granted	$0.29	$0.29	-

To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation expense related to these options will be different from our expectations.

Note 5: Concentrations

The Company sells services to a broad range of clients under various terms. The mix of clients ranges from start-ups to Fortune 500 companies across multiple industries.

Sales are concentrated among a few large clients. For the three months ended March 31, 2014 and 2013, the percentage of sales and the concentrations are as follows:

	03/31/14	03/31/13
Largest client	79.15%	44.80%
Second largest client	18.37%	28.30%
Third largest client	1.53%	14.70%
Next three largest clients	0.95%	12.20%
All other clients	0%	0%
	100.0%	100.0%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also an owner of mfifty. During the three months ended March 31, 2014 and 2013, the company earned consulting revenues of approximately $5,275 and $1,238, respectively, from this related party.

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

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $146,205 and $164,480 as of March 31, 2014 and December 31, 2013, respectively. Amortization expense incurred during the three months ended March 31, 2014 and 2013 was $18,276 and $0, respectively and is included in cost of goods sold.

Note 7: Intangible Assets

Intangibles as of March 31, 2014, consist of the following:

	Gross	Accumulated Amortization	Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$-	$41,614
LinkedIn group	2,500	(625)	(208)	1,667
Organization costs	1,377	(1,377)	-	-
Total intangibles	$135,028	$(91,747)	$(208)	$43,281

Amortization of identifiable intangible assets was $208 and $0 for the three months ended March 31, 2014 and 2013, respectively.

At December 31, 2013, management identified impairment indicators and performed tests for recoverability resulting in values less than the PetroPortfolio asset's carrying amount.  A resulting charge for impairment of $17,537 was based on management's review of these analyses, and the balance at March 31, 2014 accurately represents management's opinion of current value.

Note 8: Commitments and Contingencies

Leases

The Company leases one facility in northern California under an operating lease that expires in 2016.  Rent expense under operating leases was $6,132 and $5,520 for the three months ended March 31, 2014 and 2013.

As of March 31, 2014, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2014	$18,600
2015	25,346
2016	17,170
2017	-
2018	-
Total minimum lease payments	$61,116

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses which expire in the year ended December 31, 2014 and 2015. As of March 31, 2014, future payments under these contractual obligations were as follows:

2014	$33,641
2015	$1,328
2016	-
2017	-
2018	-
Total purchase obligations	$34,969

Legal Matters

The Company has no known legal issues pending.

Note 9: Debt

On September 16, 2011, a $100,000 CDN note was executed with Brad Holland, a 2.67% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 16, 2014.  As of March 31, 2014, principal and accrued interest was $100,000 and $10,000, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 7, 2014.  As of March 31, 2014, principal and accrued interest was $50,000 and $5,000, respectively.

Note 10: Interest Expense

Interest expense consists of interest on the Company's debt, short-term promissory note, and credit card balances.  Interest expense was $3,092 and $3,073 for the three months ended March 31, 2014 and 2013, respectively.

Note 11: Advertising Expenses

Advertising is expensed as incurred. Advertising expense incurred during the three months ended March 31, 2014 and 2013, was $3,713 and $5,010 respectively.

Note 12: Income Taxes

Income taxes are summarized as follows for the year ended March 31, 2014:

March 31, 2014
Current benefit	$(114,422)
Deferred benefit	114,422
Net income tax (benefit) expense	$-

A full valuation allowance has been established for deferred tax assets based on a "more likely than not" threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law. While the Company's statutory tax rate is 35%, its effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 13: Net Loss per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For the three months ended March 31, 2014 and 2013, the assumed exercise of share options are anti-dilutive due to the Company's net loss and are excluded from the determination of net loss per share – basic and diluted.  Accordingly, net loss per share basic and diluted are equal in all periods presented.

The computations for basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2014	2013
Net loss	$(114,422)	$(155,766)
Basic and diluted weighted average common shares outstanding	16,081,158	13,132,302
Net loss per share
Basic and diluted	$(0.007)	$(0.012)

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

For the three months ended March 31, 2014, the Company had a net loss of $114,422.  In addition, the Company had a net loss of $715,656 for the year ended December 31, 2013. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDIATION AND RESULTS OF OPERATIONS.

Cautionary Statement

This Management's Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "plan", "estimate," "anticipate," "intend," "project," "will," "predicts," "seeks," "may,"  "would," "could," "potential," "continue," "ongoing," "should" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

We are a customer experience management solutions company providing Touchpoint Mapping®, an on-demand ("cloud based") suite of customer experience software and related services designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition.  We are engaged in the business of developing and delivering technology-enabled products and services that help large, medium and small organizations to do this by improving their customer experience management capabilities.

Our product, Touchpoint Mapping® On-Demand, is a research-based software solution designed to be a comprehensive customer experience solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. It enables an organization's personnel to leverage a common application to see where and how to improve brand and customer loyalty, and their customers' experiences across multiple channels and touchpoints, including web, sales, marketing, contact center, social, mobile, physical locations and others.

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

Although we began sales and marketing activities for Touchpoint Mapping On-Demand in Q4 2012, we did not offer it to a broader market until 2013. We cannot predict the timing, nor probability, of generating material sales revenue from the product as we continue to build our sales and marketing team to identify, develop, and close sales opportunities.  As of this filing, we have yet to engage the necessary sales and marketing staff to develop and execute material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives.

Sources of Revenue

Our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues in the three months ended March 31, 2014 and 2013. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and best practices, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of March 31, 2014, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

Should we successfully launch Touchpoint Mapping On-Demand as a stand-alone software product, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of significant revenue. Subscriptions and associated professional services pricing will be based upon our gross margin objectives, growth strategies and the specific needs of our clients' organizations, measured primarily by the following metrics: breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered, and other variables.

We anticipate that subscription agreements for our software solutions will be offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which include related setup, upgrades, hosting and support. Professional services will likely include consulting fees related to implementation, customization, configuration, training and other value added services.

Based on data gathered during the implementation stage of on-demand software and software-enabled services engagements, we believe that the average time it will take our clients from placing an order to live deployment of our products is between 30 and 45 days. We plan to invoice clients upon inception of subscription agreements for setup and total subscription fees contracted over the term of the agreements, with payment due within 30 days. Professional services related to the subscription agreements will be invoiced at the inception of the professional services agreement at one-third or fifty percent of total fees, with the balance of payments due over the duration of the contract as project milestones are met. Amounts invoiced will be recorded in accounts receivable and deferred revenue or revenue, depending on whether revenue recognition criteria have been met.

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

Results of Operations

	Three Months Ended March 31,		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Revenue	$370,706	$266,388	$104,318	39%

Revenues increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, due to increased sales of our consulting and software-enabled services to a greater number of large business clients.

	Three Months Ended March 31,		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Cost of Goods Sold	$77,495	$74,032	$3,463	5%

Cost of goods sold increased for the three months ended March 31, 2014 as compared to the same period in 2013 based on the following:

•	A decrease of approximately $42,800 in direct labor costs primarily due to the shift from the use of contract labor to full-time employees in delivering professional consulting engagements.
•
An increase of approximately $30,600 primarily due to amortization of software development costs, product-related hosting and monitoring costs, and licenses for products embedded in Touchpoint Mapping® On-Demand, sales of which began in the second quarter of 2013.

•	An increase of approximately $24,400 in travel expenses resulting from an increase in consulting engagements requiring client site visits.
•	A decrease of approximately $8,800 in non-reimbursable expenses as we began to include these costs in contractual arrangements with professional consulting engagements.
•
Cost of goods sold as a percent of sales decreased in part as a result of an increased reliance on full time employees to deliver consulting engagements during the three months ended March 31, 2014.  In the comparative period in 2013, consulting contract labor was a more material component of cost of goods sold.

	Three Months Ended March 31,		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Salaries and Wages	$261,059	$172,918	$88,141	51%

Salaries and wages increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the addition of consulting services and sales staff in accordance with our strategic plan.  These increases also resulted from discontinuing the capitalization of certain employee payroll costs in Q1 2014 which were capitalized during Q1 2013.

	Three Months Ended March 31,		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Contract Services	$21,602	$12,449	$9,153	74%

Contract services increased for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was due primarily to increases in contract administrative, business development and investor relations consulting services costs incurred during the period.

	Three Months Ended March 31,		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Other general and administrative	$121,880	$96,700	$25,180	26%

Other general and administrative costs increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, based on the following:

•	An increase of approximately $25,000 in marketing expenses.
•	An increase of approximately $11,600 in other costs including fees related to SEC and SEDAR filings, professional memberships and contact data list licensing.
•	An increase of approximately $8,200 due to travel and entertainment expenses related to marketing, business development and quarterly management planning meetings.
•	An increase of approximately $2,000 in software license expenses related to accounting, project management, and other productivity software.
•	An increase of approximately $2,100 in other miscellaneous charges.
•
A decrease of approximately $23,900 in professional fees primarily resulting from the non-renewal of a services agreement with a market research provider during the three months ended March 31, 2014, as well as the use of legal and advisory services in our application for eligibility to distribute new and secondary offerings in Q1 2013 which was not needed in Q1 2014.

	Three Months Ended March 31,		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Other income (expense)	$-	$(62,982)	$(62,982)	(100%)

Other income (expense) decreased for the three months ended March 31, 2014 as compared to the same period in 2013, due to the write off of leasehold improvements with a net book value of approximately $63,000 in Q1 2013, which were written off as the lease term of the subject property had been terminated.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31, 2014	December 31, 2013
Cash and Cash Equivalents	$574,705	$653,990
Working Capital	$352,787	$451,830

During the three months ended March 31, 2014, we were able to finance our operations, including capital expenditures for infrastructure, product development, sales and marketing through operating activities and proceeds from private placement offerings.

For the year ended December 31, 2013, we were able to finance our operations, including capital expenditures for infrastructure, product development, sales and marketing activities through operating activities, private sales of common stock, and cash on hand.   On July 2, 2013 the Company completed a private placement of 2,948,856 restricted shares of common stock.  Gross proceeds from that private placement totaled $1,032,100.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the consolidated financial statements included in this report, for the three months ended March 31, 2014, we had a net loss of $114,422, and a net loss of $715,656 for the year ended December 31, 2013.  We have had material operating losses and have not yet created positive cash flows.  These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to achieve a level of profitability, or raise additional capital through debt financing and/or through sales of common stock.  We cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Cash Flow

Three Months Ended March 31, 2014 and 2013

Operating Activities. During the three months ended March 31, 2014, we reported negative cash flows from operations of $79,285.  This consisted of our net loss of $114,422 adjusted primarily by depreciation and amortization of $18,913, stock compensation expense of $12,971, increases in accounts receivable of $38,879, other assets of $16,504, accounts payable of $24,037 and accrued liabilities of $35,273.

The increase in accounts receivable is a direct result of entering four significant consulting services engagements in Q1 of 2014.  Increases in accounts payable were due to increased spending associated with the marketing and sales of our SaaS product, direct costs incurred in delivering our consulting services, and legal and advisory fees relating to our SEC and SEDAR filings.

Accrued liabilities increased primarily due to timing of deposits that were subsequently returned in Q2 of 2014.

During the three months ended March 31, 2013, we reported cash flows from operations of $14,668. This consisted of our net loss of $155,766 adjusted primarily by a loss on asset disposal of $62,982, and increases in accounts receivable, accounts payable and accrued liabilities.

The increase in accounts receivable of $35,204 was primarily due to an increase in total revenues during the period.  This increase in revenues and corresponding increase in accounts receivable were a direct result of two significant consulting services engagements initiated in Q4 of 2012 that continued into Q1 of 2013.  The net loss was also adjusted by an increase in accounts payable and accrued liabilities of $97,351 and $39,615, respectively.  The increase in accounts payable was due to increased spending associated with development of our products as well as the result of material revenues receivable from two customers exceeding their payment terms by over 45 days, which impacted our working capital during the period.  Accrued liabilities increased due to the accrual for payroll at quarter-end that was paid in the subsequent period.

Days Sales Outstanding (DSO) during the three months ended March 31, 2014 was approximately 27 days, down from approximately 23 days during the three months ended March 31, 2013 at which time DSO was approximately 50 days.  This was a direct result of entering into services agreements with clients whose payment terms more closely matched our historical 30 days.  In addition, during the three months ended March 31, 2013, material revenues receivable from two customers exceeded their payment terms by over 45 days.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2014 and 2013 amounted to $0 and $32,096, respectively and primarily consisted of capitalized software development costs in Q1 of 2013.

Financing Activities. Net cash provided by financing activities for three months ended March 31, 2014 and 2013 amounted to $0 and $25,000, respectively and resulted from a non-convertible promissory note entered into with Michael Hinshaw, President in Q1 of 2013.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2014.

Contractual Obligations

We lease one facility in northern California from Four Kays, under an operating lease that we expect to expire in 2016. We do not have any debt capital lease obligations. As of March 31, 2014, the following table summarizes our contractual obligation under the foregoing lease agreement and the effect such obligation is expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$61,116	$18,600	$42,516	$-	$-
Purchase obligations	$34,969	$33,641	$1,328	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                          CONTROLS AND PROCEDURES.

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of  March 31, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.            RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                  EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians' Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.30

10.31	Statement of Work with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.31

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.32

10.33	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.33

10.34	Statement of Work with Quadrant Homes dated April 8, 2013.	10-Q	8/08/13	10.34

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.35

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.36

10.37	Statement of Work with Microsoft dated September 3, 2013.	10-Q	11/14/13	10.37

10.38	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.39	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.40	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.41	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.42	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.43	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.44	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.45	Services Agreement with RedPort International, LLC dated	10-K	3/31/14	10.45

10.46	Statement of Work with RedPort International, LLC dated December 9, 2013.	10-K	3/31/14	10.46

10.47	Statement of Work with Microsoft dated December 16, 2013.	10-K	3/31/14	10.47

10.48	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.49	Statement of Work with mfifty dated January 1, 2014.				X

10.50	Statement of Work with Microsoft (Readiness Training) dated March 15, 2014.				X

10.51	Statement of Work with Microsoft (Tool Business Requirements) dated March 21, 2014.				X

10.52	Statement of Work with Microsoft (IT Academy) dated April 17, 2014.				X

10.53	Statement of Work with Microsoft (Digitopia Meetings) dated April 23, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/01/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2014.

TOUCHPOINT METRICS, INC.
(the "Registrant")

BY:	MICHAEL HINSHAW
Michael Hinshaw
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a Director

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians' Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.30

10.31	Statement of Work with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.31

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.32

10.33	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.33

10.34	Statement of Work with Quadrant Homes dated April 8, 2013.	10-Q	8/08/13	10.34

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.35

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.36

10.37	Statement of Work with Microsoft dated September 3, 2013.	10-Q	11/14/13	10.37

10.38	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.39	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.40	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.41	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.42	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.43	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.44	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.45	Services Agreement with RedPort International, LLC dated	10-K	3/31/14	10.45

10.46	Statement of Work with RedPort International, LLC dated December 9, 2013.	10-K	3/31/14	10.46

10.47	Statement of Work with Microsoft dated December 16, 2013.	10-K	3/31/14	10.47

10.48	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.49	Statement of Work with mfifty dated January 1, 2014.				X

10.50	Statement of Work with Microsoft (Readiness Training) dated March 15, 2014.				X

10.51	Statement of Work with Microsoft (Tool Business Requirements) dated March 21, 2014.				X

10.52	Statement of Work with Microsoft (IT Academy) dated April 17, 2014.				X

10.53	Statement of Work with Microsoft (Digitopia Meetings) dated April 23, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/01/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X