Form 10-Q
period 2014-06-30
Touchpoint Metrics, Inc.
filed 2014-08-04
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

TOUCHPOINT METRICS, INC.
(Exact name of registrant as specified in its charter)

California
(State or other jurisdiction of incorporation or organization)

26-0030631
(I.R.S. Employer Identification No.)

201 Spear Street, Suite 1100
San Francisco, CA   94105
(Address of principal executive offices, including zip code)

(415) 526-2655
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  16,081,158 as of July 30, 2014.

Touchpoint Metrics, Inc.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

Touchpoint Metrics, Inc.
Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$526,124	$653,990
Accounts receivable	352,069	74,978
Accounts receivable-related party	-	-
Total current assets	878,193	728,968
Long term assets:
Property and equipment, net	90,250	91,108
Capitalized software development costs, net	127,929	164,480
Intangible assets, net	43,072	43,489
Other assets	29,788	5,953
Total assets	$1,169,232	$1,033,998

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$112,845	$110,116
Accrued liabilities	273	-
Deferred revenue	96,200	3,249
Other current liabilities and accrued interest	16,500	13,773
Notes payable	50,000	50,000
Notes payable-related party	100,000	100,000
Total liabilities	375,818	277,138
Commitments and contingencies
Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,081,158 and 13,132,302 shares issued and outstanding at June 30, 2014 and 2013, respectively	-	-
Accumulated deficit	(1,849,143)	(1,861,414)
Additional paid-in capital	2,642,557	2,618,274
Total shareholders' equity	793,414	756,860
Total liabilities and shareholders' equity	$1,169,232	$1,033,998

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue
Consulting services	$530,323	$266,792	$864,792	$517,725
Products & other	82,582	6,533	118,819	21,988
Total revenue	612,905	273,325	983,611	539,713
Cost of goods sold
Labor	30,869	69,289	52,445	133,685
Services	-	17,936	0	17,936
Products and other	76,599	42,837	132,517	52,473
Total cost of goods sold	107,467	130,062	184,962	204,094
Gross profit	505,437	143,263	798,649	335,619
Expenses
Salaries and wages	248,641	153,015	509,700	325,932
Contract services	23,643	23,712	45,247	36,160
Other general and administrative	103,159	103,264	225,039	199,967
Total expenses	375,443	279,991	779,985	562,059

Net operating income	129,994	(136,728)	18,664	(226,440)

Interest expense	3,301	(3,123)	6,392	(6,196)

Other income (expense)	-	-	0	(62,982)

Income before income taxes	126,694	(139,851)	12,271	(295,618)
Income tax provision	-	-	0	-

Net income	$126,694	$(139,851)	$12,271	$(295,618)

Net income per share-basic and diluted	$0.01	$(0.01)	$0.00	$(0.02)

Weighted average common shares outstanding-basic and diluted	16,081,158	13,132,302	16,081,158	13,132,302

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,271	$(295,618)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	37,825	21,359
Stock compensation expense	24,284	5,270
Loss on disposal of assets	-	62,982
Changes in operating assets and liabilities:
Accounts receivable	(277,091)	(20,187)
Accounts receivable-related party	-	1,527
Other assets	(23,835)	3,786
Accounts payable	2,729	70,897
Accrued liabilities		35,349
Deferred revenue	92,951	-
Accrued interest	3,000	3,000
Net cash used in operating activities	(127,866)	(111,635)

INVESTING ACTIVITIES
Equipment purchases	-	(3,638)
Capitalized software development costs	-	(30,936)
Net cash used in investing activities	-	(34,574)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	25,000
Proceeds from private placement of common stock	-	1,032,100
Proceeds from the issuance of common stock	-	-
Net cash provided by financing activities	-	1,057,100
Increase in cash and cash equivalents	(127,866)	910,891
Cash and cash equivalents, beginning of period	653,990	106,999

Cash and cash equivalents, end of period	$526,124	$1,017,890

The accompanying notes are an integral part of these statements.

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2014

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

The Financial Statements and related disclosures as of June 30, 2014 and for the three and six months ended June 30, 2014, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The December 31, 2013, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S.).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2013, filed on Form 10-K with the SEC on March 31, 2014.  The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "Touchpoint Metrics," "we," "us," "our" or the "company" are to Touchpoint Metrics, Inc. and our subsidiaries.

Note 2: Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740) ("ASU 2013-11"), which requires the financial statement presentation of an unrecognized tax benefit in a particular jurisdiction, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss (NOL") carryforward, a similar tax loss, or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the NOL or carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for interim and annual periods beginning after December 15, 2013.  ASU 2013-11 was adopted January 1, 2014 and did not have a significant impact on our financial statements.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") jointly issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application.  The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

Note 3: Property and Equipment

Property and equipment consist of:
	June 30,	December 31,
	2014	2013
Computers and hardware	$48,014	$48,014
Software	38,646	38,646
Equipment	2,359	2,359
Furniture	31,731	31,731
Land	85,000	85,000
Land improvements	4,000	4,000
	209,750	209,750
Less: accumulated depreciation	(119,500)	(118,642)
	$90,250	$91,108

Depreciation expense incurred during the three and six months ended June 30, 2014 was $858 and $1,274, respectively. Depreciation expense incurred during the three and six months ended June 30, 2013 was $1,245 and $3,083, respectively.

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

At June 30, 2014, 332,000 stock options were exercisable and $67,806 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $97,155 at June 30, 2014, which is expected to be recognized over a weighted-average vesting period of 1.41 years beginning July 1, 2014.

The following table summarizes our stock option activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Avg EP per Share	Weighted Avg Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	680,000	$0.39	8.57	75,000
Granted	160,000	$0.50	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2014	840,000	$0.41	8.35	$33,000
Fully vested and expected to vest at June 30, 2014	332,000	$0.36	6.89	$9,000
Non-exercisable at June 30, 2014	508,000	$0.44	9.10	$24,000

The following assumptions were used to calculate weighted average fair values of the options granted in the six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30,
	2014		2013
	Option Grant 1	Option Grant 2
Expected life (in years)	5.75	5.50	-
Risk-free interest rate	2.07%	2.07%	-
Volatility	64.66%	65.22%	-
Dividend yield	-	-	-
Weighted average grant date fair value per option granted	$0.29	$0.29	-

To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation expense related to these options will be different from our expectations.

Note 5: Concentrations

The Company sells products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the six months ended June 30, 2014 and 2013, the percentage of sales and the concentrations are as follows:

	06/30/14	06/30/13
Largest client	59.12%	32.40%
Second largest client	12.62%	23.00%
Third largest client	10.47%	18.30%
Next three largest clients	17.64%	25.70%
All other clients	0.15%	0.60%
	100.00%	100.00%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also an owner of mfifty. During the six months ended June 30, 2014 and 2013, the company earned consulting revenues of approximately $5,275 and $2,343, respectively, from this related party.

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

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $127,929 and $164,480 as of June 30, 2014 and December 31, 2013, respectively. Amortization expense incurred during the six months ended June 30, 2014 and 2013 was $36,551 and $0, respectively and is included in cost of goods sold.

Note 7: Intangible Assets

Intangibles as of June 30, 2014, consist of the following:

	Gross	Accumulated Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$41,614
LinkedIn group	2,500	(1,042)	1,458
Organization costs	1,377	(1,377)	-
Total intangibles	$135,028	$(91,956)	$43,072

Amortization of identifiable intangible assets was $417 and $0 for the six months ended June 30, 2014 and 2013, respectively.

At December 31, 2013, management identified impairment indicators and performed tests for recoverability resulting in values less than the PetroPortfolio asset's carrying amount.  A resulting charge for impairment of $17,537 was based on management's review of these analyses, and the balance at June 30, 2014 accurately represents management's opinion of current value.

Note 8: Commitments and Contingencies

Leases

The Company leases two facilities in northern California under operating leases that expire in 2016.  Rent expense under operating leases was $9,016 and $15,148 for the three and six months ended June 30, 2014. Rent expense under operating leases was $5,520 and $11,040 for the three and six months ended June 30, 2013.

As of June 30, 2014, estimated future payments under operating leases (including rent escalation clauses) for each of the next five years is as follows:

2014	$17,508
2015	35,426
2016	23,890
2017	-
2018	-
Total minimum lease payments	$76,824

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses which expire in the years ended December 31, 2014 and 2015. As of June 30, 2014, future payments under these contractual obligations were as follows:

2014	$39,721
2015	$6,713
2016	-
2017	-
2018	-
Total purchase obligations	$46,434

Legal Matters

The Company has no known legal issues pending.

Note 9: Debt

On September 16, 2011, a $100,000 CDN note was executed with Brad Holland, a 2.67% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 16, 2014.  As of June 30, 2014, principal and accrued interest was $100,000 and $10,000, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its maturity date of September 7, 2014.  As of June 30, 2014, principal and accrued interest was $50,000 and $5,500, respectively.

Note 10: Interest Expense

Interest expense consists of interest on the Company's debt, short-term promissory note, and credit card balances.  Interest expense was $3,301 and $6,392 for the three months and six months ended June 30, 2014, respectively. Interest expense was $3,123 and $6,196 for the three months and six months ended June 30, 2013, respectively.

Note 11: Advertising Expenses

Advertising is expensed as incurred. Advertising expense incurred during the three and six months ended June 30, 2014 was $6,846 and $10,559, respectively. Advertising expense incurred during the three and six months ended June 30, 2013 was $514 and $5,524, respectively.

Note 12: Income Taxes

Income taxes are summarized as follows for the six months ended June 30, 2014:

June 30, 2014
Current expense	$4,295
Deferred expense	(4,295)
Net income tax expense	$-

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

Note 13: Net Income per Share

Net income per share was computed by dividing the net income by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For the three and six months ended June 30, 2014 and 2013, the assumed exercise of share options are anti-dilutive due to the Company's net income and are excluded from the determination of net income per share -basic and diluted.  Accordingly, net income per share basic and diluted is equal in all periods presented.

The computations for basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$126,694	$(139,851)	$12,271	$(295,618)
Basic and diluted weighted average common shares outstanding	16,081,158	13,132,302	16,081,158	13,132,302
Net income per share, basic and diluted	$0.01	$(0.01)	$0.00	$(0.02)

Note 14: Related Party Transactions

The Company has a related party transaction involving a significant shareholder. The nature and details of the transaction are described in Note 9. The Company also has two related party transactions with its President. The nature, description and details of the transaction are described in Note 5.

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

For the six months ended June 30, 2014, the Company had a net income of $12,271.  In addition, the Company had a net loss of $715,656 for the year ended December 31, 2013. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

This Management's Discussion and Analysis includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "plan," "estimate," "anticipate," "intend," "project," "will," "predicts," "seeks," "say," "would," "could," "potential," "continue," "ongoing," "should" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

We are a customer experience management solutions company providing Touchpoint Mapping(R), an on-demand ("cloud based") suite of customer experience software and related services designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition.  We are engaged in the business of developing and delivering technology-enabled products and services that help large, medium and small organizations to do this by improving their customer experience management capabilities.

Our product, Touchpoint Mapping(R) On-Demand, is a research-based software solution designed to be a comprehensive customer experience solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. It enables an organization's personnel to leverage a common application to see where and how to improve brand and customer loyalty, and their customers' experiences across multiple channels and touchpoints, including web, sales, marketing, contact center, social, mobile, physical locations and others.

Development is ongoing, as Touchpoint Mapping(R) On-Demand is refined and improved based on customer feedback, and as it is customized for specific organizations and industry sectors. The services delivered with Touchpoint Mapping(R) On-Demand may include consulting and additional research services, as well as services such as assessment, integration, implementation and additional offline analysis and reporting of data. Customer experience consulting services are offered primarily through our consulting services group, MCorp, which is a dba of the Company.

Although we began sales and marketing activities for Touchpoint Mapping(R) On-Demand in Q4 2012, we did not offer it to a broader market until 2013. We cannot predict the timing, nor probability, of generating material sales revenue from the product as we continue to build our sales and marketing team to identify, develop, and close sales opportunities.  As of this filing, we have yet to engage the necessary sales and marketing staff to develop and execute material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives.

Sources of Revenue

Our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues in the six months ended June 30, 2014 and 2013. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of June 30, 2014, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping(R) On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping(R) On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

Should we successfully obtain material sales commitments for Touchpoint Mapping(R) On-Demand, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of significant revenue. Subscriptions and associated professional services pricing are be based upon our gross margin objectives, growth strategies and the specific needs of our clients' organizations, measured primarily by the following metrics: breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered, and other variables.

Subscription agreements for our software solutions are offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which include related setup, upgrades, hosting and support. Professional services include consulting fees related to implementation, customization, configuration, training and other value added services.

Based on data gathered during the implementation stage of on-demand software and software-enabled services engagements, we believe that the average time it will take our clients from placing an order to live deployment of our products is between 30 and 45 days. We typically invoice clients upon inception of subscription agreements for setup and total subscription fees contracted over the term of the agreements, with payment due within 30 days. Professional services related to the subscription agreements are invoiced at the inception of the professional services agreement at one-third or fifty percent of total fees, with the balance of payments due over the duration of the contract as project milestones are met. Amounts invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether revenue recognition criteria have been met.

Cost of Revenue and Operating Expenses

Our costs of revenue and operating expenses are detailed at the sub-category level in our Income Statements. And while the financial results for these categories are further explained in the Results of Operations section below, a general description of these categories follows:

Cost of Goods Sold

Cost of goods sold consists primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.

As certain features of Touchpoint Mapping(R) On-Demand were made available for general release in 2013, costs of goods also included product-related hosting and monitoring costs, licenses for products embedded in the application, amortization of capitalized software development costs, related sales commissions, service support, account management and subscriptions, as applicable.

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

Sales and marketing expenses are currently reflected in salaries and wages, contract labor, marketing and promotion, and other related overhead expense categories. While we have not yet recognized material commissionable sales, we plan to expense sales commissions through cost of goods sold. Since we will be recognizing revenue over the terms of the subscriptions or professional services engagements, we expect to experience a delay between increases in selling and marketing expenses and the recognition of revenue. We expect to continue to incur significant sales and marketing expenses in both absolute dollars and as a percentage of expenses as we hire sales and additional marketing personnel and increase the level of marketing activities.

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

Results of Operations

Revenue	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$612,905	$273,325	$339,580	124%
Six Months Ended June 30,	$983,611	$539,714	$443,897	82%

Revenues increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013, due to increased sales of our consulting and software-enabled services, including delivery of Touchpoint Mapping(R) On-Demand.

Cost of Goods Sold	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$107,467	$130,062	$(22,595)	(17)%
Six Months Ended June 30,	$184,962	$204,094	$(19,132)	(9)%

Cost of goods sold decreased for the three months ended June 30, 2014 as compared to the same period in 2013 based on the following:

•	A decrease of approximately $45,500 in direct labor costs primarily due to the shift from the use of contract labor to full-time employees in delivering professional services.
•	An increase of approximately $27,900 in travel expenses resulting from an increase in consulting engagements requiring client site visits.
•	A decrease of approximately $5,800 in non-reimbursable expenses as we began to include these costs in contractual arrangements with professional consulting engagements.
•	Cost of goods sold as a percent of sales decreased from 28% to 21% in part as a result of an increased reliance on full time employees to deliver consulting engagements during the three months ended June 30, 2014. In the comparative period in 2013, consulting contract labor was a more material component of cost of goods sold.

  Cost of goods sold decreased for the six months ended June 30, 2014 as compared to the same period in 2013 based on the following:

•	A decrease of approximately $88,300 in direct labor costs primarily due to the shift from the use of contract labor to full-time employees in delivering professional services.
•	An increase of approximately $31,400 primarily due to amortization of software development costs, product-related hosting and monitoring costs, and licenses for products embedded in Touchpoint Mapping(R) On-Demand, sales of which began in the second quarter of 2013.
•	An increase of approximately $52,300 in travel expenses resulting from an increase in consulting engagements requiring client site visits.
•	A decrease of approximately $14,600 in non-reimbursable expenses as we began to include these costs in contractual arrangements with professional consulting engagements.
•	Cost of goods sold as a percent of sales decreased in part due to a large increase in billed accounts receivable. In the comparative period in 2013, consulting contract labor was a more material component of cost of goods sold.

Salaries and Wages	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$248,641	$153,015	$95,626	62%
Six Months Ended June 30,	$509,700	$325,932	$183,768	56%

Salaries and wages increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 due to the addition of research, consulting services and sales staff in accordance with our strategic plan.  These increases also resulted from discontinuing the capitalization of certain employee payroll costs in Q1 2014 which were capitalized during Q1 2013.

Contract Services	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$23,643	$23,712	$(69)	0%
Six Months Ended June 30,	$45,247	$36,160	$9,087	25%

Contract services expenses remained approximately static and increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013, respectively due to an increase in investor relations-related expenses.

Other General and Administrative	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$103,159	$103,264	$(105)	0%
Six Months Ended June 30,	$225,039	$199,967	$25,072	13%

General and administrative costs remained consistent for the three months ended June 30, 2014 as compared to the same period in 2013.

General and administrative costs increased for the six months ended June 30, 2014 as compared to the same period in 2013, based on the following:

•	An increase of approximately $44,500 in marketing expenses.
•	An increase of approximately $900 in other costs including fees related to SEC and SEDAR filings, professional memberships and contact data list licensing.
•	An increase of approximately $9,000 due to travel and entertainment expenses related to marketing, business development and quarterly management planning meetings.
•	An increase of approximately $10,400 in software license expenses related to accounting, project management, and other productivity software.
•	An increase of approximately $5,400 in other miscellaneous charges.
•	A decrease of approximately $45,100 in professional fees primarily resulting from the non-renewal of a services agreement with a market research provider Q1 2014.

Other Income/Expense	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$0	$0	$0	0%
Six Months Ended June 30,	$0	$(62,982)	$(62,982)	(100%)

Other income (expense) was unchanged for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Other income (expense) increased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to the write off of leasehold improvements with a net book value of approximately $63,000 in Q1 2013, which were written off as the lease term of the subject property had been terminated.

Net Income	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$126,694	$(139,851)	$266,545	191%
Six Months Ended June 30,	$12,271	$(295,618)	$307,889	104%

  Net income increased by 191% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, from ($139,851) to $126,694, and by 104% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, from ($295,618) to $12,271. These changes resulted from an increase in products and services sales, as well as a reduction in costs of goods sold for the three and 6 months ended June 30, 2014 as compared to the same periods in 2013.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30, 2014	December 31, 2013
Cash and Cash Equivalents	$526,124	$653,990
Working Capital	$502,375	$451,830

During the six months ended June 30, 2014, we were able to finance our operations, including capital expenditures for infrastructure, product development, sales and marketing through operating activities and proceeds from private placement offerings.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the consolidated financial statements included in this report, we had a net income of $12,271 for the six months ended June 30, 2014, and a net loss of $715,656 for the year ended December 31, 2013.  We have had material operating losses and have not yet created consistent positive cash flows.  These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to achieve a level of profitability, and/or raise additional capital through debt financing and/or through sales of common stock.  We cannot provide any assurance that profits from operations will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Anticipated Uses of Cash

In 2014, our primary areas of investment are expected to continue to be ongoing product development and supporting sales and marketing activities, including building our sales, marketing and consulting services staffand other related services.  Dependent on product sales, a secondary area of investment may include hiring client support staff to support SaaS product delivery and client relationship management.

We currently plan to fund anticipated expenditures with cash flows generated from ongoing operations during this period. We will consider raising capital through debt financing and/or additional sales of common stock if necessary.

We do not intend to pay dividends in the foreseeable future.

Cash Flow

Six Months Ended June 30, 2014 and 2013

Operating Activities. During the six months ended June 30, 2014, we reported negative cash flows from operations of $127,866.  This consisted of our net income of $12,271 adjusted primarily by depreciation and amortization of $36,825, stock compensation expense of $24,284, increases in accounts receivable of $277,091, other assets of $23,835, accounts payable of $2,729, deferred revenue of $92,951 and accrued liabilities of $3,000.

The increase in accounts receivable is a direct result of entering four significant consulting services engagements in Q1 of 2014.  Increases in accounts payable were due to increased spending associated with the marketing and sales of our SaaS product, direct costs incurred in delivering our consulting services, and legal and advisory fees relating to our SEC and SEDAR filings.

Accrued liabilities decreased primarily due to the return of deposits in Q2 of 2014.

Days Sales Outstanding (DSO) during the six months ended June 30, 2014 was approximately 65 days, up from approximately 44 days during the six months ended June 30, 2013. The company was engaged in a substantial consulting services project that had been placed on hold during the six months ended June 30, 2014.  Additionally, approximately $173,000 in receivables issued in late June were collected in early July, so we anticipate an improvement in this ratio for the upcoming quarter.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2014 and 2013 amounted to $0 and $34,574, respectively and primarily consisted of capitalized software development costs in Q1 of 2013.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2014 and June 30, 2013 amounted to $0 and $1,057,100, respectively, and resulted from a non-convertible promissory note entered into with Michael Hinshaw, President in Q1 of 2013 and proceeds from the private placement of common stock of $1,032,100 that closed on July 2, 2013.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2014.

Contractual Obligations

We lease two facilities in northern California from Four Kays, under operating leases both expected to expire in 2016. We do not have any debt capital lease obligations. We have four purchase obligations primarily representing non-cancelable contractual obligations related to SaaS licenses.  As of June 30, 2014,  the following table summarizes our contractual obligation under the foregoing leases and SaaS license agreements, and the effect such obligations are  expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (a)	$76,824	$35,119	$41,704	$-	$-
Purchase obligations (b)	$46,434	$46,434	$-	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                          CONTROLS AND PROCEDURES

    Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of  June 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

    There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                          RISK FACTORS.

    We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note - McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note - Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement - Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians' Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.30

10.31	Statement of Work with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.31

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.32

10.33	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.33

10.34	Statement of Work with Quadrant Homes dated April 8, 2013.	10-Q	8/08/13	10.34

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.35

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.36

10.37	Statement of Work with Microsoft dated September 3, 2013.	10-Q	11/14/13	10.37

10.38	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.39	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.40	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.41	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.42	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.43	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.44	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.45	Services Agreement with RedPort International, LLC dated	10-K	3/31/14	10.45

10.46	Statement of Work with RedPort International, LLC dated December 9, 2013.	10-K	3/31/14	10.46

10.47	Statement of Work with Microsoft dated December 16, 2013.	10-K	3/31/14	10.47

10.48	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.49	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.				X

10.50	Lease with Four Keys dated June 5, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of July, 2014.

TOUCHPOINT METRICS, INC.
(the "Registrant")

BY:	MICHAEL HINSHAW
Michael Hinshaw
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a Director

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note - McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note - Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement - Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Letter of Agreement with TAG Oil, Ltd. dated February 1, 2010.	S-1/A-4	10/16/12	10.1

10.11	Letter of Agreement TAG Oil, Ltd. with dated September 1, 2010.	S-1/A-4	10/16/12	10.2

10.12	Letter of Agreement with Infinitee dated May 26, 2011.	S-1/A-4	10/16/12	10.3

10.13	Letter of Agreement with Dolce Vita Homes LP dated May 31, 2011.	S-1/A-4	10/16/12	10.4

10.14	Letter of Agreement with Labrador Technology, Inc. dated June 3, 2011.	S-1/A-4	10/16/12	10.5

10.15	Letter of Agreement with Infinitee dated July 15, 2011.	S-1/A-4	10/16/12	10.6

10.16	Letter of Agreement with Brinson Patrick Securities dated October 27, 2011.	S-1/A-4	10/16/12	10.7

10.17	Letter of Agreement with Labrador Technology, Inc. dated November 22, 2011.	S-1/A-4	10/16/12	10.8

10.18	Letter of Agreement with Brinson Patrick Securities dated February 1, 2012.	S-1/A-4	10/16/12	10.9

10.19	Statement of Work for mfifty dated March 2, 2012.	S-1/A-4	10/16/12	10.10

10.20	Letter of Agreement with Danone Trading B.V. dated April 17, 2012.	S-1/A-5	11/05/12	10.11

10.21	Letter of Agreement and Addendum to Proposal with Danone Trading B.V. dated April 25, 2012.	S-1/A-4	10/16/12	10.12

10.22	Consulting Agreement with California Physicians' Service d/b/a Blue Shield of California dated August 30, 2012.	10-K	3/27/13	10.22

10.23	Statement of Work for MBO Partners, Inc. dated October 29, 2012.	10-K	3/27/13	10.23

10.24	Services Agreement with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.24

10.25	Statement of Work with Tanger Factory Outlet Centers, Inc. dated August 28, 2012.	10-Q	5/15/13	10.25

10.26	Services Agreement with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.26

10.27	Statement of Work with Centurion Medical Products dated October 4, 2012.	10-Q	5/15/13	10.27

10.28	Services Agreement with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.28

10.29	Statement of Work with Quadrant Homes dated November 30, 2012.	10-Q	5/15/13	10.29

10.30	Services Agreement with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.30

10.31	Statement of Work with Arizona State Credit Union dated March 29, 2013.	10-Q	8/08/13	10.31

10.32	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.32

10.33	Statement of Work with Quadrant Homes dated April 2, 2013.	10-Q	8/08/13	10.33

10.34	Statement of Work with Quadrant Homes dated April 8, 2013.	10-Q	8/08/13	10.34

10.35	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.35

10.36	Statement of Work with Tanger Factory Outlet Centers, Inc. dated April 9, 2013.	10-Q	8/08/13	10.36

10.37	Statement of Work with Microsoft dated September 3, 2013.	10-Q	11/14/13	10.37

10.38	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.39	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.40	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.41	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.42	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.43	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.44	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.45	Services Agreement with RedPort International, LLC dated	10-K	3/31/14	10.45

10.46	Statement of Work with RedPort International, LLC dated December 9, 2013.	10-K	3/31/14	10.46

10.47	Statement of Work with Microsoft dated December 16, 2013.	10-K	3/31/14	10.47

10.48	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.49	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.				X

10.50	Lease with Four Keys, dated June 5, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X