Form 10-Q
period 2014-09-30
Touchpoint Metrics, Inc.
filed 2014-11-06
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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
16,081,158 as of October 31, 2014.

Touchpoint Metrics, Inc.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

Touchpoint Metrics, Inc.
Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$630,536	$653,990
Accounts receivable	200,582	74,978
Accounts receivable-related party	-	-
Total current assets	831,117	728,968
Long term assets:
Property and equipment, net	91,607	91,108
Capitalized software development costs, net	109,653	164,480
Website development costs, net	8,750	-
Intangible assets, net	42,864	43,489
Other assets	23,912	5,953
Total assets	$1,107,904	$1,033,998

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$37,535	$110,116
Accrued liabilities	273	-
Deferred revenue	84,421	3,249
Other current liabilities and accrued interest	-	13,773
Notes payable	50,000	50,000
Notes payable-related party	89,609	100,000
Total liabilities	261,837	277,138
Commitments and contingencies
Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,081,158 and 16,081,158 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	-
Accumulated deficit	(1,808,464)	(1,861,414)
Additional paid-in capital	2,654,531	2,618,274
Total shareholders' equity	846,067	756,860
Total liabilities and shareholders' equity	$1,107,904	$1,033,998

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue
Consulting services	$551,432	$140,965	$1,416,224	$658,690
Products & other	48,024	11,772	166,842	33,759
Total revenue	599,455	152,737	1,583,066	692,449
Cost of goods sold
Labor	142,289	14,321	194,734	148,006
Services	-	3,099	-	21,035
Products and other	68,396	25,348	200,913	77,821
Total cost of goods sold	210,685	42,768	395,647	246,862
Gross profit	388,770	109,969	1,187,419	445,587
Expenses
Salaries and wages	243,465	175,668	753,164	501,600
Contract services	36,236	47,236	81,483	83,396
Other general and administrative	76,599	94,380	300,840	294,217
Total expenses	356,300	317,284	1,135,488	879,213

Net operating income	32,470	(207,315)	51,932	(433,626)

Interest expense	(2,795)	(2,734)	(9,187)	(9,312)

Other income (expense)	10,206	-	10,206	(62,982)

Income before income taxes	39,881	(210,049)	52,950	(505,920)
Income tax provision	-	-	-	-

Net income	$39,881	$(210,049)	$52,950	$(505,920)

Net income per share-basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted average common shares outstanding-basic and diluted	16,081,158	16,081,158	16,081,158	14,115,254

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$52,950	$(505,920)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	48,013	40,205
Stock compensation expense	36,257	10,069
Loss on disposal of assets	-	62,982
Unrealized gain from foreign currency translation	(10,391)	-
Changes in operating assets and liabilities:
Accounts receivable	(125,604)	31,207
Accounts receivable-related party	-	1,527
Other assets	(17,959)	5,669
Accounts payable	(72,581)	29,635
Accrued liabilities	-	1,548
Deferred revenue	81,172	-
Accrued interest	(13,500)	4,500
Net cash used in operating activities	(21,643)	(318,578)

INVESTING ACTIVITIES
Purchase of intangible assets	-	(2,500)
Equipment purchases	(1,811)	(3,638)
Capitalized software development costs	-	(30,937)
Net cash used in investing activities	(1,811)	(37,075)

FINANCING ACTIVITIES
Proceeds from notes payable - related party	-	-
Proceeds from private placement of common stock	-	-
Proceeds from the issuance of common stock	-	1,032,100
Net cash provided by financing activities	-	1,032,100
Increase in cash and cash equivalents	(23,454)	676,447
Cash and cash equivalents, beginning of period	653,990	106,999

Cash and cash equivalents, end of period	$630,536	$783,446

The accompanying notes are an integral part of these statements.

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The Financial Statements and related disclosures as of September 30, 2014 and for the three and nine months ended September 30, 2014, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The December 31, 2013, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S.").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2013, filed on Form 10-K with the SEC on March 31, 2014.  The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "Touchpoint Metrics," "we," "us," "our" or the "company" are to Touchpoint Metrics, Inc. and our subsidiaries.

Note 2 – Summary of Significant Accounting Policies

This section details only those new policies enacted in the current period.

Website Development Costs

An update to our existing Company's website began in September 2014, and according to the above policies, the associated costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of September 30, 2014, these changes have not yet gone live; accordingly no amortization has been recorded during the nine months ended September 30, 2014 and 2013.

Note 3: Recent Accounting Pronouncements

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

Note 4: Property and Equipment

Property and equipment consist of:

	September 30,	December 31,
	2014	2013
Computers and hardware	$49,826	$48,014
Software	38,646	38,646
Equipment	2,359	2,359
Furniture	31,731	31,731
Land	85,000	85,000
Land improvements	4,000	4,000
	211,562	209,750
Less: accumulated depreciation	(119,955)	(118,642)
	$91,607	$91,108

Depreciation expense incurred during the three and nine months ended September 30, 2014 was $454 and $1,312 respectively. Depreciation expense incurred during the three and nine months ended September 30, 2013 was $570 and $3,237, respectively.

Note 5: Stock-Based Compensation

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

At September 30, 2014, 440,000 stock options were exercisable and $79,780 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $85,181 at September 30, 2014, which is expected to be recognized over a weighted-average vesting period of 1.18 years beginning October 1, 2014.

The following table summarizes our stock option activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Avg EP per Share	Weighted Avg Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	680,000	$0.39	8.57	75,000
Granted	160,000	$0.50	—	—
Exercised	—	—	—	—
Forfeited or expired	(80,000)	$0.50	—	—
Outstanding at September 30, 2014	760,000	$0.41	8.10	$—
Fully vested and expected to vest at September 30, 2014	440,000	$0.38	6.78	$—
Non-exercisable at September 30, 2014	400,000	$0.44	9.05	$—

The following assumptions were used to calculate weighted average fair values of the options granted in the nine months ended September 30, 2014 and 2013.

	For the Nine Months Ended September 30,
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

Note 6: Concentrations

The Company sells products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the nine months ended September 30, 2014 and 2013, the percentage of sales and the concentrations are as follows:

	09/30/14	09/30/13
Largest client	47.29%	54.87%
Second largest client	19.21%	33.37%
Third largest client	11.58%	10.39%
Next three largest clients	20.13%	1.37%
All other clients	1.79%	0.0%
	100.00%	100.00%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also an owner of mfifty. During the nine months ended September 30, 2014 and 2013, the company earned consulting revenues of approximately $5,804 and $0, respectively, from this related party.

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

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $109,653 and $164,480 as of September 30, 2014 and December 31, 2013, respectively. Amortization expense incurred during the three and nine months ended September 30, 2014 was $18,276 and $54,827, respectively.  Amortization expense incurred during the three and nine months ended September 30, 2013 was $18,276 and $36,551, respectively.

Note 8: Intangible Assets

Intangibles as of September 30, 2014, consist of the following:

	Gross	Accumulated Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$41,614
LinkedIn group	2,500	(1,250)	1,250
Organization costs	1,377	(1,377)	-
Website development costs	8,750	-	8,750
Total intangibles	$143,778	$(92,164)	$51,614

Amortization expense of identifiable intangible assets incurred during the three and nine months ended September 30, 2014 was $208 and $625, respectively.  Amortization expense incurred during the three and nine months ended September 30, 2013 was $208 and $417, respectively.

At December 31, 2013, management identified impairment indicators and performed tests for recoverability resulting in values less than the PetroPortfolio asset's carrying amount.  A resulting charge for impairment of $17,537 was based on management's review of these analyses, and the balance at September 30, 2014 accurately represents management's opinion of current value.

Note 9: Commitments and Contingencies

Leases

The Company leases two facilities in northern California under operating leases that expire in 2016.  Rent expense under operating leases was $6,183 and $18,447 for the three and nine months ended September 30, 2014. Rent expense under operating leases was $5,724 and $16,764 for the three and nine months ended September 30, 2013.

As of September 30, 2014, estimated future payments under operating leases (including rent escalation clauses) for each of the next five years is as follows:

2014	$8,805
2015	35,528
2016	23,890
2017	-
2018	-
Total minimum lease payments	$68,223

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses which expire in the years ended December 31, 2014 and 2015. As of September 30, 2014, future payments under these contractual obligations were as follows:

2014	$24,748
2015	4,278
2016	-
2017	-
2018	-
Total purchase obligations	$29,026

Legal Matters

The Company has no known legal issues pending.

Note 10: Debt

On September 16, 2011, a $100,000 CDN note was executed with Brad Holland, a 2.67% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016.  All accrued interest to date was paid in September 2014.  Subsequent to this payment, the Company recorded an unrealized gain of $10,391 during the three and nine months ended September 30, 2014 related to the revaluation of this note from CAD $100,000 to $89,609 USD as of September 30, 2014.

As of September 30, 2014, principal and accrued interest was $89,609 and $0, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. All accrued interest to date was paid in September 2014.  As of September 30, 2014, principal and accrued interest was $50,000 and $0, respectively.

Note 11: Interest Expense

Interest expense consists of interest on the Company's debt, short-term promissory note, and credit card balances.  Interest expense was $2,794 and $9,187 for the three months and nine months ended September 30, 2014, respectively. Interest expense was $2,734 and $9,312 for the three months and nine months ended September 30, 2013, respectively.

Note 12: Advertising Expenses

Advertising is expensed as incurred. Advertising expense incurred during the three and nine months ended September 30, 2014 was $0 and $10,559, respectively. Advertising expense incurred during the three and nine months ended September 30, 2013 was $1,847 and $7,371, respectively.

Note 13: Income Taxes

No provision for income taxes at this time is being made due to the offset of cumulative net operating losses.  A full valuation allowance has been established for deferred tax assets based on a "more likely than not" threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law. While the Company's statutory tax rate can range from 15% - 39% depending on taxable income level, the effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.
Note 14: Net Income per Share
Net income per share was computed by dividing the net income by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  The effects of certain stock options and warrants are excluded from the determination of the weighted average common shares outstanding for diluted income per share in each of the periods presented as the effects were anti-dilutive or the exercise price for the outstanding options exceeded the average market price for the Company's common stock.  Accordingly, net income per share basic and diluted is equal in all periods presented.
The computations for basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$39,881	$(210,049)	$52,950	$(505,920)
Basic and diluted weighted average common shares outstanding	16,081,158	16,081,158	16,081,158	14,115,254
Net income per share, basic and diluted	$0.00	$(0.01)	$0.00	$(0.04)

Note 15: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months ended September 30, 2014, the Company had a net income of $52,950.  In addition, the Company had a net loss of $715,656 for the year ended December 31, 2013. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

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

Overview

We are a customer experience management solutions company providing Touchpoint Mapping®, an on-demand ("cloud based") suite of customer experience software, as well as professional and related services designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition.  We are engaged in the business of developing and delivering technology-enabled products and professional services that help large, medium and small organizations to do this by improving their customer experience management capabilities.

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

Development is ongoing, as Touchpoint Mapping On-Demand is refined and improved based on customer feedback, and as it is customized for specific organizations and industry sectors. The services delivered with Touchpoint Mapping On-Demand may include consulting and additional research services, as well as services such as assessment, integration, implementation and additional offline analysis and reporting of data. Customer experience consulting and professional services are offered primarily through our consulting services group, MCorp, which is a dba of the Company.

Although we began sales and marketing activities for Touchpoint Mapping On-Demand in Q4 2012, we did not offer it to a broader market until 2013. We cannot predict the timing or probability of generating material sales revenue from the product as we continue to build our sales and marketing team to identify, develop, and close sales opportunities.  As of this filing, we have yet to engage the necessary sales and marketing staff to develop and execute material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives.

Sources of Revenue

Our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues in the nine months ended September 30, 2014 and 2013. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of September 30, 2014, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

Should we successfully obtain material sales commitments for Touchpoint Mapping On-Demand, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of significant revenue. Subscriptions and associated professional services pricing are based on our gross margin objectives, growth strategies and the specific needs of our clients' organizations, measured primarily by the following metrics: breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered, and other variables.

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

Sales and marketing expenses are currently reflected in salaries and wages, commissions, contract labor, marketing and promotion, and other related overhead expense categories. Since we will be recognizing revenue over the terms of the subscriptions or professional services engagements, we expect to experience a delay between increases in selling and marketing expenses and the recognition of revenue. We expect to continue to incur significant sales and marketing expenses in both absolute dollars and as a percentage of expenses as we hire sales and additional marketing personnel and increase the level of marketing activities.

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

Results of Operations

Revenue	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30	$599,455	$152,737	$446,718	292.48%
Nine Months Ended September 30	$1,583,066	$692,449	$890,617	128.62%

Revenues increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, due to increased sales of our consulting and software-enabled services, including delivery of Touchpoint Mapping® On-Demand.

Cost of Goods Sold	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30	$210,685	$42,768	$167,917	392.62%
Nine Months Ended September 30	$395,647	$246,862	$148,785	60.27%

Cost of goods sold increased for the three months ended September 30, 2014 as compared to the same period in 2013 based on the following:

•	An increase of approximately $38,100 in direct labor costs primarily due to the shift from the use of contract labor to full-time employees in delivering professional services.
•
An increase of approximately $39,200 primarily due to amortization of software development costs, product-related hosting and monitoring costs, and licenses for products embedded in Touchpoint Mapping® On-Demand, sales of which began in the second quarter of 2013.

•	An increase of approximately $65,500 in travel expenses resulting from an increase in consulting engagements requiring client site visits.

      Cost of goods sold as a percent of sales increased from 28% to 35% in part as a result of an increased reliance on full time employees to deliver consulting engagements during the three months ended September 30, 2014.  In the comparative period in 2013, consulting contract labor was a less material component of cost of goods sold.

      Cost of goods sold increased for the nine months ended September 30, 2014 as compared to the same period in 2013 based on the following:

•	An increase of approximately $39,700 in direct labor costs primarily due to the shift from the use of contract labor to full-time employees in delivering professional services.
•
An increase of approximately $40,000 primarily due to amortization of software development costs, product-related hosting and monitoring costs, and licenses for products embedded in Touchpoint Mapping® On-Demand, sales of which began in the second quarter of 2013.

•	An increase of approximately $84,000 in travel expenses resulting from an increase in consulting engagements requiring client site visits.
•	A decrease of approximately $15,400 in non-reimbursable expenses as we began to include these costs in contractual arrangements with professional consulting engagements.

      Cost of goods sold as a percent of sales decreased in part due to a large increase in billed accounts receivable.  In the comparative period in 2013, consulting contract labor was a more material component of cost of goods sold.

Salaries and Wages	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30	$243,465	$175,668	$67,797	38.59%
Nine Months Ended September 30	$753,164	$501,600	$251,564	50.15%

Salaries and wages increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 due to the addition of research, consulting services and sales staff in accordance with our strategic plan.  These increases also resulted from discontinuing the capitalization of certain employee payroll costs in Q1 2014 which were capitalized during Q1 2013.

Contract Services	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30	$36,236	$47,236	$(11,000)	(23.29%)
Nine Months Ended September 30	$81,483	$83,396	$(1,913)	(2.29%)

Contract services expenses decreased for both the three and nine months ended September 30, 2014 as compared to the same periods in 2013, largely due to decreases in marketing- and product development-related expenses.

Other General and Administrative	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30	$76,599	$94,380	$(17,781)	(18.84%)
Nine Months Ended September 30	$300,840	$294,217	$6,623	2.25%

    General and administrative costs decreased for the three months ended September 30, 2014 as compared to the same period in 2013, based on the following:

•	A decrease of approximately $25,600 in marketing expenses.
•	A decrease of approximately $3,000 in other costs, including fees related to SEC and SEDAR filings, professional memberships and contact data list licensing.
•	An increase of approximately $3,300 due to travel and entertainment expenses related to marketing, business development and quarterly management planning meetings.

•	An increase of approximately $5,200 in computer and software license expenses related to accounting, project management, and other productivity software.
•	A decrease of approximately $4,800 in professional fees primarily resulting from the non-renewal of a services agreement with a market research provider Q1 2014, and
•	An increase of approximately $7,100 in other miscellaneous charges.

General and administrative costs increased for the nine months ended September 30, 2014 as compared to the same period in 2013, based on the following:

•	An increase of approximately $18,900 in marketing expenses.
•	A decrease of approximately $2,200 in other costs including fees related to SEC and SEDAR filings, professional memberships and contact data list licensing.
•	An increase of approximately $12,300 due to travel and entertainment expenses related to marketing, business development and quarterly management planning meetings.
•	An increase of approximately $15,700 in computer and software license expenses related to accounting, project management, and other productivity software.
•	A decrease of approximately $49,900 in professional fees primarily resulting from the non-renewal of a services agreement with a market research provider Q1 2014, and
•	An increase of approximately $11,900 in other miscellaneous charges.

Other Income/Expense	2014	2013	Change from Prior Year	Percent Change from Prior Year
Three Months Ended September 30,	$10,206	$0	$10,206	0%
Nine Months Ended September 30,	$10,206	$(62,982)	$(73,188)	116.20%

Other income (expense) increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013, due to an unrealized gain recorded due to a foreign currency translation at the end of September 2014, as well as a write off of leasehold improvements with a net book value of approximately $63,000 in Q1 2013, which occurred as a result of the termination of the subject property's lease term.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30,	December 31,
	2014	2013
Cash and Cash Equivalents	$630,536	$653,990
Working Capital	$569,280	$451,830

During the nine months ended September 30, 2014, we were able to finance our operations, including capital expenditures for infrastructure, product development, sales and marketing through operating activities and cash on hand.

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the consolidated financial statements included in this report, we had a net income of $52,950 for the nine months ended September 30, 2014, and a net loss of $715,656 for the year ended December 31, 2013.  We have had material operating losses and have not yet created consistent positive cash flows.  These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to achieve a level of profitability, and/or raise additional capital through debt financing and/or through sales of common stock.

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

Anticipated Uses of Cash

In 2014, our primary areas of investment are expected to continue to be ongoing product development and supporting sales and marketing activities, including building our sales, marketing and consulting services staff and other related services.  Dependent on product sales, a secondary area of investment may include hiring client support staff to support SaaS product delivery and client relationship management.

We currently plan to fund anticipated expenditures with cash flows generated from ongoing operations during this period. We will consider raising capital through debt financing and/or additional sales of common stock if necessary.

We do not intend to pay dividends in the foreseeable future.

Cash Flow

Nine Months Ended September 30, 2014 and 2013

Operating Activities. During the nine months ended September 30, 2014, we reported negative cash flows from operations of $23,454.  This consisted of our net income of $52,950 adjusted primarily by depreciation and amortization of $48,013, stock compensation expense of $36,257, an unrealized gain on foreign currency translation of $10,391, increases in accounts receivable of $125,604, other assets of $17,959, accounts payable of $72,581, deferred revenue of $81,172 and accrued liabilities of $13,500.

The increase in accounts receivable is a direct result of entering into significant consulting services engagements in 2014.  Increases in accounts payable were due to increased spending associated with the marketing and sales of our SaaS product, direct costs incurred in delivering our consulting services, and legal and advisory fees relating to our SEC and SEDAR filings. Accrued liabilities decreased primarily due to the payoff of notes payable in Q3 of 2014.

Days Sales Outstanding (DSO) during the nine months ended September 30, 2014 was approximately 39 days, up from approximately 31 days during the nine months ended September 30, 2013, but down significantly from the prior quarter's DSO of 65 days.  This was due to the collection in early July of approximately $173,000 in receivables issued in late June.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2014 and 2013 amounted to $1,811 and $37,075, respectively and primarily consisted of equipment purchases in Q3 of 2014, and capitalized software development costs in Q1 of 2013.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2014 and September 30, 2013 amounted to $0 and $1,032,100, respectively, and resulted from a non-convertible promissory note entered into with Michael Hinshaw, President in Q1 of 2013 and proceeds from the private placement of common stock of $1,032,100 that closed on July 2, 2013.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2014.

Contractual Obligations

We lease two facilities in northern California from Four Kays, under operating leases both expected to expire in 2016. We do not have any debt capital lease obligations. As of September 30, 2014,  the following table summarizes our contractual obligation under the foregoing lease agreement and the effect such obligation is expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$68,223	$35,272	$32,950	$-	$-
Purchase obligations	$24,748	$24,748	$-	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                          CONTROLS AND PROCEDURES

    Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of  September 30, 2014, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                    RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.                          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.				X

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.				X

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November, 2014.

TOUCHPOINT METRICS, INC.
(the "Registrant")

BY:	MICHAEL HINSHAW
Michael Hinshaw
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a Director

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.				X

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.				X

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X