Form 10-K/A
period 2013-12-31
Touchpoint Metrics, Inc.
filed 2014-12-17
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

At March 26, 2014, 16,081,158 shares of the registrant's common stock were outstanding.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 is to respond to a comment from the SEC relating to the auditor's opinion. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TOUCHPOINT METRICS, INC.

Index to Financials

To the Board of Directors and Stockholders
Touchpoint Metrics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

We have audited the accompanying balance sheets of Touchpoint Metrics, Inc. ("the Company") as of December 31, 2013 and 2012 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

David Lee Hillary, Jr., CPA, CITP
Noblesville, Indiana
March 5, 2014

5797 East 169th Street, Suite 100 Noblesville, IN 46062	317-222-1416	www.HillaryCPAgroup.com

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

The Company's financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the Company's note payable approximates book value as of December 31, 2012 and December 31, 2011.

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

Software Development Costs

Costs for the development and delivery of the SaaS technology are capitalized once planning is completed and technological feasibility is established.  Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product.  All other costs are expensed as incurred.  Capitalized costs include only direct external costs of materials and services as well as compensation and benefits for employees directly associated with the software project.  Such amounts are included in the accompanying balance sheets under the caption "capitalized software development costs."

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

The company determines the relative selling price for a deliverable based on vendor-specific objective evidence of selling price ("VSOE"), if available, third-party evidence ("TPE"), if VSOE is not available; and best estimate of selling price ("BESP"), if neither VSOE nor TPE is available.

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

BESP. When the company is unable to establish selling price using VSOE or TPE, BESP is used to determine selling price of significant deliverables. The objective of BESP is to determine the price at which the company would transact a sale if the service were sold on a stand-alone basis.  The process for determining BESP for deliverables without VSOE or TPE involves management's judgment. BESP is determined by considering overall pricing objectives and market conditions. Significant pricing practices taken into consideration include the company's discounting practices, the size and volume of transactions, the customer demographic, and market strategy.  If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the company to consider additional factors, BESPs could change in future periods.

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

Time and material engagements are not common for the company, but when such an engagement is entered into, contractual terms are arranged that provide for the company to submit periodic invoices to the customer as per the contract terms for the time and materials used during the period for the customer's benefit. The contracts will generally specify the rate for specific types of functions to be performed.

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

Income Taxes

Income taxes are accounted for using the asset and liability method as prescribed by ASC 740 "Income Taxes." Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which if it is more likely than not that the related benefit will not be realized.

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

Note 3: Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, ("ASU 2011-11"). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company's financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, ("ASU 2012-04"). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820's fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company's financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01").  This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company is required to apply the amendments in ASU 2013-01 beginning January 1, 2013. The adoption of ASU 2013-01 by the Company did not have a material impact on the consolidated financial statements.

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

At year end, management identified impairment indicators and performed tests for recoverability resulting in values less than the PetroPortfolio asset's carrying amount.  A resulting charge for impairment of $17,537 was based on management's review of these analyses, and the balance at December 31, 2013 accurately represents management's opinion of current value.  There was no impairment of intangible assets during the year ended December 31, 2012.

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

Note 11: Shareholders' Equity

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

Note 15: Net Loss per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For the twelve months ended December 31, 2013 and 2012, the assumed exercise of share options are anti-dilutive due to the Company's net loss and are excluded from the determination of net loss per share – basic and diluted.  Accordingly, net loss per share basic and diluted are equal in all periods presented.

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/05/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/05/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/05/14	10.3

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.	10-Q	11/05/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	11/05/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	11/05/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	11/05/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	11/05/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	11/05/14	101.PRE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report has been signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of December, 2014.

TOUCHPOINT METRICS, INC.
(the "Registrant")

BY:	MICHAEL HINSHAW
Michael Hinshaw
Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

MICHAEL HINSHAW	President, Principal Executive Officer,	December 16, 2014
Michael Hinshaw	Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director

ASHLEY GARNOT	Director	December 16, 2014
Ashley Garnot

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/05/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/05/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/05/14	10.3

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.	10-Q	11/05/14	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-Q	11/05/14	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-Q	11/05/14	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-Q	11/05/14	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-Q	11/05/14	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-Q	11/05/14	101.PRE