Form 10-K
period 2014-12-31
Touchpoint Metrics, Inc.
filed 2015-03-31
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2014: $0.19.

At March 22, 2015, 16,081,158 shares of the registrant's common stock were outstanding.

CAUTIONARY STATEMENT

In this report, the terms "Touchpoint Metrics Inc.," "Touchpoint Metrics," "MCorp" "McorpCX" "Company," "we," "us" and "our" refer to Touchpoint Metrics Inc.

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "could," "potential," "continue," "ongoing," similar expressions, and variations or negatives of these words, and include, but are not limited to, statements regarding projected results of operations, management's future strategic plans, market acceptance and performance of our products, our ability to pay interest and principal when due on our notes, our ability to retain and hire key executives, sales and technical personnel and other employees in the numbers, with the capabilities, and at the compensation levels needed to implement our business and product plans, the competitive nature of and anticipated growth in our markets, ability to find suitable acquisitions on favorable terms, if at all, our accounting estimates, and our assumptions and judgments. These forward looking statements are not guarantees of future results and are subject to risks, uncertainties and assumptions that are difficult to predict and that could cause our actual results to differ materially and adversely from those expressed in any forward-looking statement. The risks and uncertainties referred to above include, but are not limited to, our business model; our ability to develop or acquire and gain market acceptance for new products and enhancements to existing products in a cost-effective and timely manner; competitive pressures and other similar factors such as the availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products; our ability to expand or contract operations, manage expenses and grow profitability; the rate at which our present and future customers adopt our existing and future products and services; fluctuations in our operating results including our revenue mix and our rate of growth; the risk that our anticipated investments in partner relationships and additional employees will not achieve expected results; our ability to manage and expand our anticipated partner relationships; interruptions or delays in our hosting operations; general economic conditions; breaches of our security measures; our ability to protect our intellectual property from infringement, and to avoid infringing on the intellectual property rights of third parties; any unanticipated ambiguities in fair value accounting standards; fluctuations in our operating results from the impact of stock-based compensation expense; our ability to hire, retain and motivate our employees and manage our growth;; the impact of potential future acquisitions, if any, including our ability to successfully integrate the products and people that we acquire through acquisitions; and various other factors. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

ITEM 1.     BUSINESS.

General

Touchpoint Metrics, Inc. ("we," "us," "our," the "Company" or "Touchpoint Metrics") was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.  On March 23rd 2015, we announced that we will begin doing business under the DBA McorpCX, combining our CX products and services offerings under a single go-to-market brand.

We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition.  We are engaged in the business of developing and delivering technology-enabled products - such as Touchpoint Mapping®, an on-demand ("cloud based") suite of customer experience management software - and value-added professional services that help large, medium and small organizations to do this by improving their customer listening and customer experience management capabilities. Our technology enables an organization's personnel to leverage a common application to see where and how to improve their customers' experiences across multiple channels and touchpoints, including web, sales, marketing, contact center, social, mobile, physical locations and others.

Our value-added and professional services helps primarily large and medium organizations plan, design and deliver better customer experiences and organize to do so, in addition to analysis and review of client data gathered through our application. Other services include customer experience training, strategy consulting and business process optimization, and are directed toward increasing our customers' adoption of our products and services, helping maximize their return on investment, and improving our customers' efficiency.

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

Products and Services

Customer experience (CX) is defined as the sum of all experiences a customer has with a company, its goods and its services, across various touchpoints and over the duration of their relationship with that company. Customer experience management is a series of disciplines, methodologies and processes used to comprehensively understand, plan, measure and manage a customer's experiences, with the goal of improving customer perceptions. A majority of corporate executives have said that customer experience management is an important part of their organization's strategic agenda, and that it is critical to their future success.  While there are multiple reasons for this, among the most widely recognized is the ability of an improved customer experience to help an organization increase customer loyalty, better compete in otherwise commoditized businesses, and drive greater revenue.

While the customer experience management ecosystem is broad and complex, our software solutions are primarily focused on the needs of large, medium and small organizations interested in voice-of-the-customer insights, and a straightforward way to measure and improve customer experience over time. By gathering and analyzing customer experience data, our solutions help companies better understand both the positive and negative customer perceptions of customer experience and the specific interactions that drive these perceptions. Our value-added and professional services help primarily large and medium organizations interpret and take action on customer data, including the ability to plan, design and deliver better customer experiences and organize to do so, consistently and over time.

Touchpoint Mapping® On-Demand

Our current software product is called Touchpoint Mapping® On-Demand. Pricing of Touchpoint Mapping On-Demand varies based on breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered and other variables.

Touchpoint Mapping On-Demand is a research-based software solution designed to improve customer and employee experience, brand, and loyalty. It is meant to be a comprehensive customer experience solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. Data is analyzed and can be displayed across multiple axes including customer segments, location, time and many other variables of interest to personnel within an organization.

Our software solution gives companies the ability to pinpoint which specific touchpoints are meeting customer wants and needs and which are not, by measuring the gap between customer expectations and the actual customer experience they receive. In addition to customer data, we can collect data from an organizations employees to identify any gaps between customer and employee perceptions of experience, and can collect data from prospective and competitors' customers to provide insight on the competitive market. Our solution also provides companies with the ability to coordinate disparate resources across the organization to develop, execute and manage their brand and customer experience strategies.

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

Loyalty Mapping®

Loyalty Mapping measures customer loyalty in four areas.  The first area is through a loyalty-based customer segmentation model, segmenting customers into four groups based on degree of loyalty. The second is through loyalty metrics, such as CSAT and NPS®, or other loyalty metrics an organization may wish to assess. The third area is the measurement of loyalty drivers, which can include brand, individual touchpoints and other areas such as channel or overall experience. The last area is the measurement of dissatisfiers, which are aspects of the brand and the experience responsible for creating customer dissatisfaction.

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

We expect that our Client Services Managers will work to drive product adoption and value by working with Touchpoint Mapping On-Demand customers over time to identify key performance indicators as measured by our software, leverage best practices, and improve customer experience, brand and customer loyalty. We offer value-added and professional services that include custom data analysis, roadmap development, implementation planning and customer experience training, among other services.

Our Strategy

Since our founding, we have been focused on customer experience improvement. The methodologies we developed and delivered as a professional services firm since that time form the foundation for our software and software enabled services today, as well as continuing to inform the delivery of our value added and professional services. After making a decision to focus on the development of on-demand and software-enabled solutions which automated significant aspects of our business, we released the initial version of our cloud-based software, Touchpoint Mapping On-Demand, to a broader market in 2013. While professional services continue to represent a majority of our revenue, we anticipate that they will continue to migrate to a secondary – though strategically critical - focus of the company. Our belief is that a combination of growing market demand for customer experience management solutions and increasing market adoption of on-demand, cloud-based software will help to pave the way for future growth of our company through a distributed, cloud-based technology solution delivered through direct sales as well as indirect sales through a planned global partner and reseller distribution channel.

Our ability to achieve our objectives will stem in large part from our ability to successfully commercialize Touchpoint Mapping® On-Demand, the licensing and adoption of our systems and methodologies, and the development of direct and indirect sales and distribution channels through which we can distribute our products and services.

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

Given the growth of customer experience management as a business discipline and on-demand software as a way for companies to better understand and manage customer experiences across their business, there are likely many competitors we have not identified. Additionally, we expect that new competitors will continue to enter the customer experience management and on demand customer experience software markets with competing products and services as the market continues to rapidly develop and mature. It is possible if not likely that these new competitors could rapidly acquire significant market share.

There are many potential unforeseen and significant market and competitive risks associated with launching any new product in any market. It is our expectation that numerous unforeseen challenges will be encountered as we continue to develop, market, distribute and sell our products and services. We cannot assure you that that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Insurance

We maintain health, workmen's compensation, general liability, commercial auto, and professional liability/E&O insurance policies.

Employees

We currently have six full-time employees and thirteen independent contractors.  We intend to hire more employees and independent contractors on an as-needed basis.

Offices

We have three business addresses. Our primary business address is located at 201 Spear Street, Suite 1100, San Francisco, CA 94105.  Our additional addresses include a business office in San Anselmo, California located at 251 Sir Francis Drake Boulevard, 94960.  We lease the aforementioned from the Four Kays, 2 Magnolia Avenue, San Anselmo, CA 94960 pursuant to a 36-month lease entered into on August 15, 2010 and extended on February 26, 2013 through August 31, 2016. Our monthly rental was $1,840 until August 31, 2013, $2,044 per month through August 31, 2014, and $2,095.10 through December 31, 2014.

Our office in Charlotte, North Carolina is located at 15720 John J. Delaney Dr., Suite 300, 28277. We lease the San Francisco and Charlotte spaces from DaVinci Virtual LLC, 2150 South 1300 East, Suite 200, Salt Lake City UT 84106 pursuant to a commercial lease on a month to month basis.  Our monthly rental is $199.00 for our San Francisco location and $95.00 per month for our Charlotte, North Carolina location.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Our corporate headquarters are in a leased space located in San Francisco, California. The Company also leases office space in San Anselmo, California and Charlotte, North Carolina. We lease the San Anselmo office pursuant to a 36-month lease entered into on August 15, 2010 and extended on February 26, 2013 through August 31, 2016. Our monthly rental was $1,840 until August 31, 2013, $2,044 per month through August 31, 2014, and $2,095.10 through December 31, 2014.

We lease the San Francisco and Charlotte spaces pursuant to a commercial lease on a month to month basis. Our total monthly rental for the two locations is $294.00.

In 2007, we completed the purchase of an undeveloped tract of real property located in the unincorporated area of Blue Lakes, County of Lake, California. The real property contains five acres of land.  It has no fixtures or improvements located thereon. The purchase price was $85,000 and it is carried on our books for this amount, and is included in the long term assets classification of our balance sheet as "Property and equipment, net."  The real property is not used by us for our operations.  It is currently unencumbered, unoccupied, remains undeveloped and unimproved, and has no associated carrying costs.
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

ITEM 4.     MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.     MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol "TPOI".  FINRA cleared Pennaluna & Company for an unpriced quotation on February 13, 2013.  A summary of trading by quarter for 2014 and 2013 is as follows:

Fiscal Year – 2014	High Bid	Low Bid

Fourth Quarter: 10/01/14 to 12/31/14	$0.40	$0.15
Third Quarter: 07/01/14 to 09/30/14	$0.30	$0.12
Second Quarter: 04/01/14 to 06/30/14	$0.43	$0.19
First Quarter: 01/01/14 to 03/31/14	$0.50	$0.43

Fiscal Year – 2013	High Bid	Low Bid

Fourth Quarter: 10/01/13 to 12/31/13	$1.24	$0.35
Third Quarter: 07/01/13 to 09/30/13	$1.25	$0.40
Second Quarter: 04/01/13 to 06/30/13	$5.00	$0.10
First Quarter: 01/01/13 to 03/31/13	$0.10	$0.10

Holders

There are 98 holders of record for our common stock.  There are a total of 16,081,158 shares of common stock outstanding.

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

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers' duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers' rights and remedies in cases of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)

Equity compensation plans approved by security holders	760,000	$0.40	1,740,000
Equity compensation plans not approved by securities holders	None	None	None

Total	760,000	$0.40	1,740,000

Common Stock

Our authorized capital stock consists of 30,000,000 shares of common stock, no par value per share. The holders of our common stock:

*	have equal ratable rights to dividends from funds legally available if and when declared by our board of directors;
*	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
*	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and
*	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

All shares of common stock now outstanding are fully paid for and non-assessable and all shares of common stock which are the subject of this public offering, when issued, will be fully paid for and non-assessable. We refer you to our Articles of Incorporation, Bylaws and the applicable statutes of the State of California for a more complete description of the rights and liabilities of holders of our securities.  All material terms of our common stock have been addressed in this section.

Outstanding Stock Options

For 2013, we granted two stock option awards, the first to Lynn Davison, which provides Ms. Davison with an option to acquire up to 300,000 shares of common stock at an exercise price of $0.40 per share over a graded vesting schedule; the second to Yann Sauvignon, which provided Mr. Sauvignon the option to acquire up to 80,000 shares of common stock at an exercise price of $0.50 per share with one-fifth of the shares vesting every six months commencing March 31, 2013.  Mr. Sauvignon's shares were forfeited on November 13, 2014 and as such, are no longer outstanding.

ITEM 6.     SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Overview

We are a customer experience (CX) management solutions company providing Touchpoint Mapping®, an on-demand ("cloud based") suite of customer experience software, as well as professional and related services designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition.  We are engaged in the business of developing and delivering technology-enabled products and professional services that help large, medium and small organizations to do this by improving their customer listening and customer experience management capabilities.

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

Our value-added and professional services helps primarily large and medium organizations plan, design and deliver better customer experiences and organize to do so, in addition to analysis and review of client data gathered through our application. Other services include customer experience training, strategy consulting and business process optimization, and are directed toward increasing our customers' adoption of our products and services, helping maximize their return on investment, and improving our customers' efficiency.

Development of our software is ongoing, as Touchpoint Mapping On-Demand is refined and improved based on customer feedback, and as it is customized for specific organizations and industry sectors. The services delivered with Touchpoint Mapping On-Demand may include consulting and additional research services, as well as services such as assessment, integration, implementation and additional offline analysis and reporting of data. Customer experience consulting and professional services are offered primarily through our consulting services group, MCorp, which is a dba of the Company.

Though we released Touchpoint Mapping On-Demand in 2013, we cannot predict the timing or probability of generating material sales revenue from it.  As of this filing, we have yet to engage the necessary sales and marketing staff or the capabilities required to capabilities to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives.

Sources of Revenue

Our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues in 2014 and 2013. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of December 31, 2014, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

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

Cost of Goods Sold

Cost of goods sold consists primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.  As certain features of Touchpoint Mapping® On-Demand were made available for general release in 2014, costs of goods also included product-related hosting and monitoring costs, licenses for products embedded in the application, amortization of capitalized software development costs, related sales commissions, service support, account management and subscriptions, as applicable.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis.

Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.  We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, research and development costs and impairment of long-lived assets have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

Under the accounting guidance, when multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price ("VSOE"), if available, third-party evidence ("TPE"), if VSOE is not available; and our best estimate of selling price ("BESP"), if neither VSOE nor TPE is available. Due to the introduction of the new product, and its related services, and due to differences in our service offerings compared to other parties and the lack of availability of relevant third-party pricing information, we have determined that VSOE and TPE are not practical alternatives. Therefore, the company uses BESP to determine selling price of significant deliverables.

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

Research and Development Costs

Costs incurred to develop Software as a Service (SaaS) products and technology enabled services consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage were expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred.  Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. .

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable. If such circumstances are present, we assess the recoverability of the long-lived assets by comparing the carrying value to the undiscounted future cash flows associated with the related assets. If the future net undiscounted cash flows are less than the carrying value of the assets, the assets are considered impaired and an expense, equal to the amount required to reduce the carrying value of the assets to the estimated fair value, is recorded in the statements of operations. Significant judgment is required to estimate the amount and timing of future cash flows and the relative risk of achieving those cash flows.

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

Results of Operations

	Year Ended		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Revenue	$2,056,678	$940,315	$1,116,363	118.72%

Revenues increased for the year ended December 31, 2014 due to increased sales of our consulting and software-enabled services, including delivery of Touchpoint Mapping® On-Demand, to a greater number of business clients.

	Year Ended		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Cost of Goods Sold	$536,606	$344,978	$191,628	55.55%

Cost of goods sold increased during the year ended December 31, 2014 as compared to the same period in 2013.  The increase was primarily due to amortization of software development costs, product-related hosting and monitoring costs, and licenses for products embedded in Touchpoint Mapping On-Demand which began in 2013.

	Year Ended		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Salaries and Wages	$992,281	$703,176	$289,105	41.11%

Salaries and wages increased for the year ended December 31, 2014 as compared to the same period in 2013 due to the addition of marketing and research staff in accordance with our strategic plan.  This increase also resulted from discontinuing the capitalization of certain employee payroll costs during the period as certain features of our product were made available for general release in 2013.

	Year Ended		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Contract Services	$130,104	$117,257	$12,847	10.96%

Contract services increased during the year ended December 31, 2014 as compared to the same period in 2013. The increase was primarily due to a change in payment structure of business development and sales personnel from hourly to a combination of hourly and commission based.  Increases in contracted investor relations and accounting services were partially offset by decreases in contract business development, marketing, sales and contract product development costs incurred during this period.

	Year Ended		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Other general and administrative	$395,849	$397,885	$(2,036)	(0.51)%

Other general and administrative costs decreased for the year ended December 31, 2014 as compared to the same period in 2013 based on the following:

•	An increase of approximately $20,000 in marketing expenses;
•
A decrease of approximately $58,900 in professional fees as a direct result of the decreased use of legal and advisory services related to the completion of a private placement of common stock that took place in 2013;

•	A decrease of approximately $17,800 in fees related to SEC and SEDAR filings, and monthly insurance premiums;
•	An increase of approximately $20,500 in travel and entertainment expenses associated with service engagements;
•	An increase of approximately $23,000 in computer and software license expenses; and
•	An increase of approximately $11,200 in other miscellaneous charges.

	Year Ended		Change from	Percent Change
	2014	2013	Prior Year	from Prior Year
Other income (expense)	$12,278	$(80,519)	$92,797	115.25%

Other income (expense) increased $92,797 from the year ended December 31, 2013 to the year ended December 31, 2014.  This increase was primarily due to recording an unrealized gain associated with the revaluation of a promissory note from CAD to USD, and a prior year write off of leasehold improvements with a net book value of approximately $62,900; said improvements which were written off as the lease term of the subject property had been terminated.  In addition, management charged an impairment of approximately $17,500 to an intangible asset based on management's 2013 year end assessment of current value.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31, 2014	December 31, 2013
Cash and Cash Equivalents	$649,063	$653,990
Working Capital	$640,319	$451,830

For the year ended December 31, 2014, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities through operating activities and cash on hand.

In 2013 we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing through operating activities, cash on hand, and additional private sales of common stock.  On July 2, 2013 the Company completed a private placement of 2,948,856 restricted shares of common stock.  Gross proceeds from that private placement totaled $1,032,100.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  As reflected in the consolidated financial statements included in this report, for the year ended December 31, 2014, we had a net income of $3,123, and a net loss of $715,656 for the year ended December 31, 2013.  We have had material operating losses and have not yet created positive cash flows.

These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock.  We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing.  The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Anticipated Uses of Cash

In 2014, our primary areas of investment were professional staff to support our services business, as well as staff to support SaaS product delivery and client relationship management. We also invested in product development and sales and marketing activities, including sales and staff, marketing and sales automation software and other related services.

In 2015, our primary areas of investment are expected to continue to be professional staff to support our services business, as well as staff to support SaaS product delivery and manage client relationships. We also anticipate investments in product development and sales and marketing activities, including building our sales and marketing staff, marketing and advertising services, and other related activities.  A secondary area of investment may include the hiring of business development staff to support the development of our indirect distribution channels.

We currently plan to fund these planned expenditures with cash flows generated from ongoing operations during this period. We will consider raising capital through debt financing and/or additional sales of common stock if necessary.  We do not intend to pay dividends in the foreseeable future.

Cash Flow for the Years Ended December 31, 2014 and 2013

Operating Activities.  During the year ended December 31, 2014, we reported positive cash flows from operations of $23,134.  This consisted of our net income of $3,123 adjusted by depreciation and amortization of $75,806, stock compensation expense of $47,840, an unrealized gain on foreign currency translation of $13,829, an increase in accounts receivable of $87,362, an increase of $48,002 in other assets, a decrease in accounts payable of $30,624, an increase in deferred revenue of $88,069, and a decrease of $11,877 in accrued interest.

The increase in accounts receivable was primarily due to the timing of invoicing significant clients. At December 31, 2014, three material consulting services invoices were outstanding while one material engagement invoices was outstanding at the beginning of the period.  The decrease in accounts payable was primarily due to a reduced period between the incurring and payment of credit card charges related to business operations.

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

The decrease in accounts receivable was primarily due to the timing of invoicing significant clients. At December 31, 2013, one material consulting services invoice was outstanding while two material engagement invoices were outstanding at the beginning of the period.

The increase in accounts payable was primarily due to entering services agreements with clients whose third-party administrator's payment terms to our contractors was approximately 45 days.  Contractor payables remain recorded in accounts payable until the third-party administrator remits payment.  Payment terms for contractors have historically been 30 days or less.  In addition, increased spending due to a shift towards use of higher-cost contractors for consulting engagements also contributed to the increase in accounts payable.

Days Sales Outstanding (DSO) during the year ended December 31, 2014 was approximately 28 days, down from approximately 29 days during the year ended December 31, 2013.  This was a direct result of entering into services agreements with clients whose payment terms more closely matched our historical 30 days.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2014 and 2013 amounted to $1,811 and $38,421, respectively and primarily consisted of capitalized software development costs.

Financing Activities. Net cash provided by financing activities for years ended December 31, 2014 and 2013 amounted to $0 and $1,032,100, respectively and were primarily related to the sale of our restricted common stock.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2014.

Contractual Obligations

We lease one facility in northern California from Four Kays, under an operating lease that we expect to expire in 2016. We do not have any debt capital lease obligations. As of December 31, 2014, the following table summarizes our contractual obligation under the foregoing lease agreement and the effect such obligation is expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$59,315	$35,426	$23,890	$-	$-
Purchase obligations	$44,030	$43,842	$188	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

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

Index to Financials

To the Board of Directors and Stockholders
Touchpoint Metrics, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

We have audited the accompanying balance sheets of Touchpoint Metrics, Inc. ("the Company") as of December 31, 2014 and 2013 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DAVID LEE HILLARY, JR. CPA, CITP

David Lee Hillary, Jr., CPA, CITP
Noblesville, Indiana
March 5, 2014

5797 East 169th Street, Suite 100 Noblesville, IN 46062	317-222-1416	www.HillaryCPAgroup.com

Index to Financials

Touchpoint Metrics, Inc.
Balance Sheets

	December 31,
	2014	2013
Assets

Current assets:
Cash and cash equivalents	$649,063	$653,990
Accounts receivable	162,340	74,978
Accounts receivable-related party	-	-
Total current assets	811,403	728,968

Long term assets:
Property and equipment, net	91,048	91,108
Capitalized software development costs, net	91,378	164,480
Website development costs, net	26,250	-
Intangible assets, net	42,656	43,489
Other assets	53,955	5,953

Total assets	$1,116,690	1,033,998

Liabilities and Shareholders' Equity

Liabilities:
Accounts payable	$79,492	$110,116
Accrued liabilities	273	-
Deferred revenue	91,319	3,249
Other current liabilities, accrued interest	1,612	13,773
Notes payable	50,000	50,000
Notes payable-related party	86,171	100,000

Total liabilities	308,867	277,138

Commitments and contingencies	-	-

Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,081,158 shares issued and outstanding at both December 31, 2014 and 2013, respectively	-	-
Accumulated deficit	(1,858,679)	(1,861,414)
Additional paid-in capital	2,666,502	2,618,274

Total shareholders' equity	807,823	756,860

Total liabilities and shareholders' equity	$1,116,690	$1,033,998

The accompanying notes are an integral part of these statements.

Index to Financials

Touchpoint Metrics, Inc.
Statements of Operations

	Year Ending December 31,
	2014	2013
Revenue
Consulting services	$1,803,997	$902,530
Products and other	252,681	37,785
Total revenue	2,056,678	940,315

Cost of goods sold
Labor	265,473	199,444
Services	-	42,754
Products and other	271,133	102,780
Total cost of goods sold	536,606	344,978

Gross profit	1,520,072	595,337

Expenses
Salaries and wages	992,281	703,176
Contract services	130,104	117,257
Other general and administrative	395,849	397,885
Total expenses	1,518,234	1,218,318

Net operating income / (loss)	1,838	(622,981)

Interest expense	(10,993)	(12,156)

Other income (expense)	12,278	(80,519)

Income (loss) before income taxes	3,123	(715,656)

Income tax provision	-	-

Net income / (loss)	$3,123	$(715,656)

Net income / (loss) per share-basic and diluted	$0.00	$(0.05)

Weighted average common shares outstanding - basic and diluted	16,081,158	14,606,730

The accompanying notes are an integral part of these statements.

Index to Financials

Touchpoint Metrics, Inc.
Statements of Common Shareholders' Equity

	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, December 31, 2012	13,132,302	$-	$1,567,054	$(1,145,758)	$421,296

Stock based compensation-stock options	-	-	19,120	-	19,120
Common stock issued	2,948,856	-	1,032,100	-	1,032,100
Net loss	-	-	-	(715,656)	(715,656)
Balance, December 31, 2013	16,081,158	$-	$2,618,274	$(1,861,414)	$756,860

Stock based compensation-stock options	-	-	48,228	(388)	47,840
Common stock issued	-	-	-	-	-
Net income	-	-	-	3,123	3,123
Balance, December 31, 2014	16,081,158	$-	$2,666,502	$(1,858,679)	$807,823

The accompanying notes are an integral part of these statements.

Index to Financials

Touchpoint Metrics, Inc.
Statements of Cash Flows

	December 31,
	2014	2013
Cash flows from operating activities:

Net income / (loss)	$3,123	$(715,656)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	75,806	59,072
Stock compensation expense	47,840	19,120
Loss on disposal of assets	-	62,982
Impairment of intangible asset	-	17,537
Unrealized gain on foreign currency translation	(13,829)	-
Accounts receivable	(86,985)	35,742
Accounts receivable, related party	(377)	1,527
Other assets	(48,002)	5,669
Accounts payable	(30,624)	59,250
Accrued liabilities	-	2,069
Deferred revenue	88,069	-
Accrued interest	(11,887)	6,000

Net cash used in operating activities	23,134	(446,688)

INVESTING ACTIVITIES

Purchase of intangible assets	-	(2,500)
Equipment purchases	(1,811)	(4,984)
Capitalized web development costs	(26,250)	-
Capitalized software development costs	-	(30,937)

Net cash used in investing activities	(28,061)	(38,421)

FINANCING ACTIVITIES

Proceeds from the issuance of common stock	-	1,032,100
Retained earnings	-	-

Net cash provided by financing activities	-	1,032,100

Decrease in cash and cash equivalents	(4,927)	546,991

Cash and cash equivalents, beginning of period	653,990	106,999

Cash and cash equivalents, end of period	$649,063	$653,990

The accompanying notes are an integral part of these statements.

Index to Financials

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Index to Financials

•	Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•	Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company's financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the Company's note payable approximates book value as of December 31, 2014 and December 31, 2013.

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

Depreciable Asset Class	Depreciable Life
Real Property Improvements	15 Years
Computer Equipment	5 Years
Furniture and Fixtures	7 Years
Leasehold Improvements	15 Years
Machinery and Equipment	7 Years

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

Website Development Costs

An update to our existing Company's website began in September 2014; related costs incurred during the design stage of the website development will be capitalized until the new website goes live, and once live, all capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. As of December 31, 2014, these changes have not yet gone live; accordingly no amortization has been recorded during the twelve months ended December 31, 2014 and 2013.

Intangibles

Intangible assets include an online media asset (PetroPortfolio), a LinkedIn group, and fully amortized organization costs.  PetroPortfolio is periodically reviewed for impairment indicators and tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows.

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

Professional Services

Revenues are primarily derived from professional and software-enabled consulting services. Engagements normally span a period of 45 to 120 days in duration, with revenue recognized as project milestones are achieved and accepted by the customer.

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

Index to Financials

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

Index to Financials

Note 4: Property and Equipment

Property and equipment consist of:	December 31,	December 31,
	2014	2013
Furniture	$31,731	$31,731
Computers & Hardware	49,826	48,014
Software	38,646	38,646
Equipment	2,359	2,359
Leasehold Improvements	95,608	95,608
Real Estate	85,000	85,000
Real Estate Improvements	4,000	4,000
	307,171	305,358
Less: accumulated depreciation	(216,122)	(214,250)
	$91,048	$91,108

Depreciation expense incurred during the twelve months ended December 31, 2014 and 2013 was $1,871 and $3,620, respectively.  During the twelve months ended December 31, 2013, the company disposed of leasehold improvements with a net book value of approximately $62,900, which was written off as the lease term of the subject property had been terminated.

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

The company currently has four active option commitments, and one that was forfeited prior to the end of 2014. The first option commitment was granted February 7, 2011 with an option for 300,000 shares at an exercise price of $0.35. The options have a graded vesting schedule and a ten-year term.

The second grant date was on September 3, 2013 with an option for 300,000 shares at an exercise price of $0.40.  These options have a graded vesting schedule and a ten-year term.

The third option commitment was granted November 25, 2013 with an option for 80,000 shares at an exercise price of $0.50. The options have a graded vesting schedule and a ten-year term.  These shares were forfeited on November 13, 2014 and as such, are no longer outstanding.

Both the fourth and fifth option commitments were granted January 2, 2014, each with an option for 80,000 shares at an exercise price of $0.50. The options have a graded vesting schedule and a ten-year term.

At December 31, 2014, 408,000 stock options were exercisable and $91,751 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $73,210 at December 31, 2014, which is expected to be recognized over a weighted-average vesting period of 1.02 years beginning January 1, 2015.

Index to Financials

The following table summarizes our stock option activity for the twelve months ended December 31, 2014:

	Number of Shares	Weighted Avg EP per Share	Weighted Avg Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	680,000	$0.39	8.57	$75,000
Granted	160,000	$0.50	-	$-
Exercised	-	$-	-	$-
Forfeited or expired	(80,000)	$(.01)	-	$-
Outstanding at December 31, 2014	760,000	$0.40	7.73	$-
Fully vested and expected to vest at December 31, 2014	408,000	$0.38	6.34	$-
Non-exercisable at December 31, 2014	352,000	$0.43	8.78	$-

The following assumptions were used to calculate weighted average fair values of the options granted in the twelve months ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Expected life (in years)	5.50	$6.00
Risk-free interest rate	2.07%	1.94%
Volatility	65.22%	65.81%
Dividend yield	-	-
Weighted average grant date fair value per option granted	$0.29	$0.25

Note 6: Concentrations

The Company sells services to a broad range of clients under various terms. The mix of clients ranges from start-ups to Fortune 500 companies across multiple industries.

Sales are concentrated among a few large clients. For the twelve months ended December 31, 2014 and 2013, the percentage of sales and the concentrations are as follows:

	2014	2013
Largest client	47.13%	46.82%
Second largest client	19.71%	15.82%
Third largest client	10.82%	13.27%
Next three largest clients	20.93%	20.33%
All other clients	1.41%	3.76%
	100.00%	100.00%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also an owner of mfifty. During the twelve months ended December 31, 2014 and 2013, the company earned consulting revenues of approximately $7,709 and $0, respectively, from this related party.

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

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $117,628 and $164,480 as of December 31, 2014 and 2013, respectively. Amortization expense incurred during the twelve months ended December 31, 2014 and 2013 was $54,827 and $54,827, respectively.

Note 8: Intangible Assets

Intangibles as of December 31, 2014, consist of the following:

	Gross	Accumulated Amortization	Impairment	Net Book Value
PetroPortfolio	$131,151	$-	$(89,537)	$41,614
LinkedIn group	2,500	(1,458)	-	1,042
Organization costs	1,377	(1,377)	-	-
Website development costs	26,250	-	-	26,250
Total intangibles	$161,278	$(2,835)	$(89,537)	$68,906

Amortization of identifiable intangible assets was $833 and $625 for the twelve months ended December 31, 2014 and 2013, respectively.

There was no impairment of intangible assets during the year ended December 31, 2014. At the end of 2013, management identified impairment indicators and performed tests for recoverability resulting in values less than the PetroPortfolio asset's carrying amount.  A resulting charge for impairment of $17,537 was based on management's review of these analyses, and the balance at December 31, 2014 accurately represents management's opinion of current value.

Note 9: Commitments and Contingencies

Leases

The Company leases one facility in northern California under an operating lease that expires in 2016.  Rent expense under operating leases was $29,772 and $22,896 for the twelve months ended December 31, 2014 and 2013.

As of December 31, 2014, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2015	$35,528
2016	23,890
2017	-
2018	-
2019	-
Total minimum lease payments	$59,417

Index to Financials

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses and access to marketing research services which expire in the year ended December 31, 2014. As of December 31, 2014, future payments under these contractual obligations were as follows:

2014	$43,842
2015	188
2016	-
2017	-
2018	-
Total purchase obligations	$44,030

Legal Matters

The Company has no known legal issues pending.

Note 10: Debt

On September 16, 2011, a $100,000 CAD note was executed with Brad Holland, a 2.02% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016.  All accrued interest to date was paid in September 2014.  Subsequent to this payment, the Company recorded an unrealized gain of $13,829 during 2014 related to the revaluation of this note from CAD $100,000 CAD to $86,171 USD. As of December 31, 2014, principal and accrued interest was $86,171 and $1,029, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. All accrued interest to date was paid in September 2014.  As of December 31, 2014, principal and accrued interest was $50,000 and $583, respectively.

Note 11: Shareholders' Equity

On July 2, 2013 the Company completed a private placement of 2,948,856 restricted shares of common stock for a purchase price of $0.35 per share.  The Company received aggregate gross proceeds of $1,032,100 from the private placement.  No such placements occurred in 2014.

Note 12: Interest Expense

Interest expense consists of interest on the Company's debt, short-term promissory note, and credit card balances.  Interest expense was $10,993 and $12,156 for the twelve months ended December 31, 2014 and 2013, respectively.

Note 13: Advertising Expenses

Advertising is expensed as incurred. Advertising expense incurred during the twelve months ended December 31, 2014 and 2013, was $10,559 and $14,024 respectively.

Note 14: Income Taxes

No provision for income taxes at this time is being made due to the offset of cumulative net operating losses.  A full valuation allowance has been established for deferred tax assets based on a "more likely than not" threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law.

Index to Financials

While the Company's statutory tax rate can range from 15% - 39% depending on taxable income level, the effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 15: Net Income / (Loss) per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For the twelve months ended December 31, 2014 and 2013, the assumed exercise of share options are anti-dilutive due to the Company's net loss and are excluded from the determination of net loss per share – basic and diluted.  Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. The computations for basic and diluted net loss per share are as follows:

	Year Ended December 31,
	2014	2013
Net income / (loss)	$3,123	$(715,656)
Basic and diluted weighted average common shares outstanding	16,081,158	14,606,730
Net income / (loss) per share
Basic and diluted	$0.00	$(0.05)

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

For the year ended December 31, 2014, the Company had a net income of $3,123.  In addition, the Company had a net loss of $715,656 for the year ended December 31, 2013. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from January 1, 2010 through December 31, 2014 and through the date of this report. Our financial statements for the periods from January 1, 2013 through December 31, 2014, included in this report have been audited by Hillary CPA Group, Independent Registered Public Accounting Firm, 9465 Counselors Row, Suite 200, Indianapolis, Indiana 46240, telephone (317) 222-1416, as set forth in its report included in this annual report.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, as of December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers serve at the pleasure of the board of directors. The board of directors has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Michael Hinshaw	53	President, Chief Executive Officer, Chief Financial
201 Spear Street, Suite 1100		Officer, Principal Executive Officer, Treasurer,
San Francisco, CA 94105		Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Lynn Davison	51	Chief Operating Officer, Secretary
201 Spear Street, Suite 1100
San Francisco, CA 94105

Ashley Garnot	29	Director
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

Ashley Garnot – Director

Since December 7, 2011, Ashley Garnot has been a member of the board of directors. Since October 2011, Ms. Garnot has been a management consultant for Coronado Resources Ltd. (TSX-V: CRD), and is a member of the board of directors. Since January 2012, Ms. Garnot has been a management consultant for private equity Investment Company Pacific Reach Management.  Since December 2011, Ms. Garnot has been the owner of ALG Investments, a private equity Investment Company. From September 2005 to June 2008, Ms. Garnot served as managing partner of Asluxe Designs Inc. Ms. Garnot has completed the Canadian Securities Institute's Canadian Securities Course, and has a Real Estate Course and Property Management diploma from Sauder School of Business.

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

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the services of a financial expert are not warranted at this time.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, all officers, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.   EXECUTIVE COMPENSATION.

On February 1, 2011, we entered into an employment agreement with Lynn Davison, pursuant to which she agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $132,000, but was subsequently increased to $162,000 effective August 22, 2014.  In addition, Ms. Davison is eligible for bonus compensation as established by us from time to time. On February 7, 2011, we granted Ms. Davison 10-year options, with an exercise price of $0.35 per share, to purchase 300,000 shares of our common stock.  On September 3, 2013, we granted Ms. Davison additional 10-year options, with an exercise price of $0.40 per share, to purchase 300,000 shares of our common stock.  Both options vest as follows:  one fifth 12 months after the grant date, and one fifth every six months thereafter until all options are fully vested.

Michael Hinshaw does not have an employment agreement with the company.

The following table sets forth information with respect to compensation paid by us to our officers for the last two years.

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards[1]	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	2014	300,000	0	0	0	0	0	8,945	308,945
President	2013	300,000	0	0	0	0	0	8,945	308,945

Lynn Davison	2014	143,250	0	0	0	0	0	0	143,250
Vice President	2013	132,000	0	0	19,253	0	0	0	151,253

[1]	The amounts shown reflect the aggregate grant date fair value of the option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718™, Compensation-Stock Compensation (ASC 718). In valuing such options, the Company made certain assumptions. For a discussion of those assumptions, please see Note 5 to our Financial Statements for the Fiscal Years ended December 31, 2014 and 2013.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year ending December 31, 2014.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	0	0	0	0	0	0	0
Ashley Garnot	27,500	0	0	0	0	0	27,500

On August 7, 2013, we entered into an independent contractor agreement with Ashley Garnot, pursuant to which she agreed to provide consulting services to the company. Ms. Garnot's agreement provides for monthly compensation of $2,500 as invoiced.

All compensation received by our officers and directors has been disclosed.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our stock option plan.  The stock option plan reserves 2,500,000 shares of common stock that may be issued at the discretion of the board of directors.

The following table sets forth information with respect to outstanding equity awards at December 31, 2014.

Outstanding Equity Awards at December 31, 2014
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

The following table sets forth the information with respect to option exercises and stock vested for the year ended December 31, 2014.

Option Exercises and Stock Vested for the year ended December 31, 2014
	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	On Exercise	On Exercise	On Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Lynn Davison	0	0	0	0

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, we must indemnify him or her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of California.

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

The information in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares, subject to community property laws where applicable.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%
Michael Hinshaw	5,950,000[1]	31.58%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Lynn Davison	360,000[2]	1.91%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Ashley Garnot	850,000[3]	4.51%
201 Spear Street, Suite 1100
San Francisco, CA 94105

All officers and directors as a group (3 individuals)	7,160,000	38.00%

International Resource Management Corp.	1,962,302	10.41%
2901-1050 Burrard Street
Vancouver, British Columbia V6Z 2S3

PCL Holdings	1,350,000[4]	7.16%
350-6165 Highway 17
Delta, British Columbia V4K 5B8

[1]	Comprised of 5,450,000 shares of common stock owned by Mr. Hinshaw and 500,000 shares of common stock held in the name of luckfound.org, of which Mr. Hinshaw is a director and has dispositive control.

[2]	Comprised of shares of common stock issuable upon the exercise of currently exercisable options.

[3]	Comprised of 500,000 shares of common stock held in the name of ALG Investments Ltd., which is owned and controlled by Ms. Garnot; 250,000 shares owned by Ms. Garnot and her husband, Wade Garnot; and, 100,000 shares held in Ms. Garnot's maiden name, Ashley Guidi.

[4]	Comprised of 300,000 shares of common stock owned by Mr. Peter Loretto and 1,050,000 shares of common stock held in the name of PCL Holdings of which Mr. Loretto is a 100% owner and has dispositive control.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On September 16, 2011, a $100,000 CAD note was executed with Brad Holland, a 2.02% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016.  All accrued interest to date was paid in September 2014.  Subsequent to this payment, the Company recorded an unrealized gain of $13,829 during 2014 related to the revaluation of this note from CAD $100,000 CAD to $86,171 USD. As of December 31, 2014, principal and accrued interest was $86,171 and $1,029, respectively. The principal and accrued interest payable at maturity will be $108,000 CAD.

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

On March 2, 2012 we entered into an agreement with mfifty, a company owned and controlled by Michael Hinshaw, our president, wherein we agreed to supply certain services to mfifty in consideration of the payment of fees for our services.  The nature and amounts of services as well as the terms on which any such services would be provided will be negotiated and finalized through a signed services agreement and statement of work.  We have provided the following services to date under the agreement: project management, creative and consulting services.  The total approximate dollar amount of these services provided to mfifty to date is $61,684.  The foregoing services have been provided by us and fully paid for by mfifty.

On August 1, 2013, we entered into an agreement with Ashley Garnot wherein we agreed to compensate Ms. Garnot in the amount of $2,500 monthly for consulting services.  The nature and amounts of services as well as the terms on which such services would be provided were finalized through a signed consulting agreement and statement of work.  The total approximate dollar amount of these services provided to the Company to date is $47,500.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant, Hillary CPA Group, for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ending December 31, 2014 and 2013 was $6,200 and $10,500, respectively.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant, Hillary CPA Group, that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph was $0 for both the fiscal years ending December 31, 2014 and 2013.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant, Hillary CPA Group, for tax compliance, tax advice, and tax planning for the fiscal years ending December 31, 2014 and 2013 was $875 and $750 respectively.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant , Hillary CPA Group, other than the services reported in paragraphs (1), (2), and (3) paragraph was $0 for both the fiscal years ending December 31, 2014 and 2013.

(5)	Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 50%.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with lululemon athletica Canada inc. dated October 10, 2014.				X

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2015.

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

Signature	Title	Date

MICHAEL HINSHAW	President, Principal Executive Officer,	March 30, 2015
Michael Hinshaw	Treasurer, Principal Financial Officer, Principal Accounting Officer and a Director

ASHLEY GARNOT	Director	March 30, 2015
Ashley Garnot

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with lululemon athletica Canada inc. dated October 10, 2014.				X

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X