Form 10-Q
period 2015-03-31
Touchpoint Metrics, Inc.
filed 2015-05-15
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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
16,081,158 as of May 12, 2015.

Touchpoint Metrics, Inc.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

Touchpoint Metrics, Inc.
Balance Sheet

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$551,363	$649,063
Accounts receivable	168,457	162,340
Total current assets	719,820	811,403
Long term assets:
Property and equipment, net	91,493	91,048
Capitalized software development costs, net	73,102	91,378
Intangible assets, net	106,424	68,906
Other assets	38,727	53,955
Total assets	$1,029,566	$1,116,690

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$117,602	$79,492
Deferred revenue	89,649	91,319
Other current liabilities	2,908	1,885
Notes payable	50,000	50,000
Notes payable-related party	78,906	86,171
Total liabilities	339,065	308,867
Commitments and contingencies	-	-
Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,081,158 shares issued and outstanding at both March 31, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	2,678,473	2,666,502
Accumulated deficit	(1,987,973)	(1,858,679)
Total shareholders' equity	690,500	807,823
Total liabilities and shareholders' equity	$1,029,566	$1,116,690

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2015	2014

Revenue
Consulting services	$365,169	$334,469
Products & other	65,702	36,237
Total revenue	430,871	370,706

Cost of goods sold
Labor	88,263	21,577
Products and other	85,650	55,918
Total cost of goods sold	173,913	77,495

Gross profit	256,958	293,211

Expenses:
Salaries and wages	253,207	261,059
Contract services	45,635	21,602
Other general and administrative	91,315	121,880
Total expenses	390,157	404,541

Net operating income (loss)	(133,199)	(111,330)

Interest income (expense)	(2,448)	(3,092)

Other income (expense)	6,081	-

Loss before income taxes	(129,566)	(114,422)

Income tax provision	-	-

Net loss	$(129,566)	$(114,422)

Net loss per share - basic and diluted	$(0.008)	$(0.007)

Weighted average common shares outstanding - basic and diluted	16,081,158	16,081,158

The accompanying notes are an integral part of these statements.

Touchpoint Metrics, Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(129,566)	$(114,422)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	20,186	18,913
Stock compensation expense	11,971	12,971
Gain on disposal of assets	(786)	-
Impairment of intangible asset	-	-
Unrealized gain / (loss) on foreign currency translation	(6,081)
Realized gain / (loss) on foreign currency translation	(911)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,117)	(33,604)
Accounts receivable-related party	-	(5,275)
Other assets	15,229	(16,504)
Accounts payable	38,110	24,037
Other current liabilities	1,023	36,499
Deferred revenue	(1,670)	(1,900)

Net cash provided by (used in) operating activities	(58,612)	(79,285)

INVESTING ACTIVITIES:
Capitalized web development costs	(39,088)	-

Net cash provided by (used in) investing activities	(39,088)	-

FINANCING ACTIVITIES:
Proceeds from private placement of common stock	-	-
Proceeds from the issuance of common stock	-	-

Net cash provided by (used in) financing activities	-	-

Increase (decrease) in cash and cash equivalents	(97,700)	(79,285)

Cash and cash equivalents, beginning of period	649,063	653,990

Cash and cash equivalents, end of period	$551,363	$574,705

The accompanying notes are an integral part of these statements.

TOUCHPOINT METRICS, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2015

Note 1: Organization and Basis of Presentation

Touchpoint Metrics, Inc. (the "Company") is a for profit corporation established under the corporation laws in the State of California, United States of America on December 14, 2001. The corporation operated as The Innes Group, Inc., dba MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the company Touchpoint Metrics, Inc., effective October 18, 2011.  During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. This d/b/a is subject to shareholder approval and will be voted upon in our Annual General Meeting on June 11, 2015.

The Company develops and delivers technology-enabled products and services that improve customer experience management capabilities for corporations. Their focus assists companies who wish to improve business performance by measuring and transforming the ways they interact with customers.

The Company services a wide variety of industries and customer size.

The Financial Statements and related disclosures as of March 31, 2015 and for the three months ended March 31, 2015, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The December 31, 2014, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S.").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2014, filed on Form 10-K with the SEC on March 31, 2015.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "Touchpoint Metrics," "we," "us," "our" or the "company" are to Touchpoint Metrics, Inc. and our subsidiaries.

Note 2: Summary of Significant Accounting Policies

Website Development Costs

Development of a new Company website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015.  Now that the website is live, all capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website.

Note 3: Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board ("IASB") jointly issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application.  The Company is in the process of evaluating the new standard and does not know the effect, if any ASU 2014-09 will have on the Financial Statements or which adoption method will be used.

Note 4: Property and Equipment

Property and equipment consists of:

	March 31,	December 31,
	2015	2014
Furniture	$31,731	$31,731
Computers and hardware	50,612	49,826
Software	38,646	38,646
Equipment	2,359	2,359
Leasehold Improvements	95,608	95,608
Land	85,000	85,000
Land Improvements	4,000	4,000
	307,956	307,171
Less: accumulated depreciation	(216,463)	(216,122)
	$91,493	$91,048

Depreciation expense incurred during the three months ended March 31, 2015 and 2014 was $341 and $429, respectively.

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

The company currently has four active option commitments. Each commitment has an exercise price equal to the fair market value of our common stock on the date of grant, a graded vesting schedule, and a ten-year term.

At March 31, 2015, 500,000 stock options were exercisable and $103,722 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $61,239 at March 31, 2015, which is expected to be recognized over a weighted-average vesting period 0.855 years beginning April 1, 2015.

The following table summarizes our stock option activity for the three months ended March 31, 2015:

	Number of Shares	Weighted Avg EP per Share	Weighted Avg Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	760,000	$0.40	7.73	-
Granted	-	$-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	$-	-	-
Outstanding at March 31, 2015	760,000	$0.40	7.49	$341,000
Fully vested and expected to vest at March 31, 2015	500,000	$0.39	6.94	$232,000
Non-exercisable at March 31, 2015	260,000	$0.43	8.53	$109,000

The following assumptions were used to calculate weighted average fair values of the options granted in the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Expected life (in years)	-	5.5
Risk-free interest rate	-	2.07%
Volatility	-	65.22%
Dividend yield	-	-
Weighted average grant date fair value per option granted	$-	$0.29

To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation expense related to these options will be different from our expectations.

Note 6: Concentrations

The Company sells products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the three months ended March 31, 2015 and 2014, the percentage of sales and the concentrations are as follows:

	03/31/15	03/31/14
Largest client	58.96%	79.15%
Second largest client	20.04%	18.37%
Third largest client	10.49%	1.53%
Next three largest clients	10.51%	0.95%
All other clients	0.00%	0.00%
	100.00%	100.00%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also an owner of mfifty. During the three months ended March 31, 2015 and 2014, the company earned consulting revenues of approximately $0 and $5,275, respectively, from this related party.

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

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $73,102 and $91,378 as of March 31, 2015 and December 31, 2014, respectively. Amortization expense incurred during the three months ended March 31, 2015 and 2014 was $18,276 and $18,276, respectively, and is included in cost of goods sold.

Note 8: Intangible Assets

Intangibles as of March 31, 2015 consisted of the following:

	Gross	Accumulated Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$41,614
Website development costs	65,338	(1,361)	63,977
LinkedIn Group	2,500	(1,667)	833
Organization costs	1,377	(1,377)	-
Total intangibles	$200,366	$(93,942)	$106,424

Development of a new Company website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015.  Now that the website is live, all capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website.

Amortization of identifiable intangible assets was $1,570 and $208 for the three months ended March 31, 2015 and 2014, respectively.

The Company's intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset group containing these assets may not be recoverable.  There were no impairment charges during the three months ending March 31, 2015 and 2014.

Note 9: Commitments and Contingencies

Leases
The Company leases two facilities in northern California under operating leases that expire in 2016.  Rent expense under operating leases was $8,805 and $6,132 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, estimated future payments under operating leases (including rent escalation clauses) for each of the next five years is as follows:

2015	$26,620
2016	23,890
2017	-
2018	-
2019	-
Total minimum lease payments	$50,510

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses which expire in the years ended December 31, 2016 and 2015. As of March 31, 2015 future payments under these contractual obligations were as follows:

2015	$25,641
2016	370
2017	-
2018	-
2019	-
Total purchase obligations	$26,011

Legal Matters

The Company has no known legal issues pending.

Note 10: Debt

On September 16, 2011, a $100,000 CAD note was executed with Brad Holland, a 2.02% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016. All accrued interest to date was paid in September 2014. Subsequent to this payment, the Company recorded unrealized gains of $7,990 and $13,829 during the three months ended March 31, 2015 and the year ending December 31, 2014 related to the revaluation of this note's principal from $100,000 CAD to $78,906 and $86,171 USD, respectively.  Interest accrued on this note as of March 31, 2015 and December 31, 2014 was $1,083 and $583, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. All accrued interest to date was paid in September 2014. Interest accrued on this note as of March 31, 2015 and December 31, 2014 was $1,825 and $1,029, respectively.

Note 11: Interest Expense

Interest expense consists of interest on the Company's debt, short-term promissory note, and credit card balances.  Interest expense was $2,448 and $3,092 for the three months ended March 31, 2015 and 2014, respectively.

Note 12: Income Taxes

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

The computations for basic and diluted net income (loss) per share are as follows:

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(129,566)	$(114,422)
Basic and diluted weighted average common shares outstanding	16,081,158	16,081,158
Net income (loss) per share, basic and diluted	$(0.008)	$(0.007)

Note 14: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months ended March 31, 2015, the Company had a net loss of $129,566.  In addition, the Company had a net income of $3,123 for the year ended December 31, 2014. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

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

Sources of Revenue

Our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues in 2015 and 2014. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of March 31, 2015, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

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

Results of Operations

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Revenue	$430,871	$370,706	$60,165	16.23%

Revenues increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, due to increased sales of increased sales of our consulting and software-enabled services, including delivery of Touchpoint Mapping® On-Demand.

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Cost of Goods Sold	$173,913	$77,495	$96,418	124.42%

Cost of goods sold increased for the three months ended March 31, 2015 as compared to the same period in 2014 based on the following:

•	An increase of approximately $66,700 in direct labor costs primarily due to the addition of consulting and research contractors delivering professional services.
•	An increase of approximately $28,200 in travel and other project expenses resulting from an increase in consulting engagements requiring client site visits.

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Salaries and Wages	$253,207	$261,059	$(7,852)	(3.01%)

Salaries and wages decreased slightly for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as we started to capitalize certain employee payroll costs for those individuals that directly devoted time to website development in Q1 2015.

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Contract Services	$45,635	$21,602	$24,034	111.26%

Contract services increased for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was due primarily to increases in business development and investor relations consulting fees incurred during the period.

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Other General and Administrative	$91,315	$121,880	$(30,566)	(25.08%)

Other general and administrative costs decreased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, based on the following:

•	An increase of approximately $3,800 in software license expenses related to accounting, project management, and other productivity software;
•	A decrease of approximately $18,400 in marketing expenses; and
•	A decrease of approximately $16,000 in other costs including fees related to administration, business insurance, bank and interest expense, SEC and SEDAR filing fees, and other miscellaneous charges.

	Three Months Ended March 31,		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Other Income (Expense)	$6,081	$-	$6,081	100.00%

Other income (expense) increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.  This increase was primarily due to recording an unrealized gain associated with the revaluation of a promissory note from CAD to USD.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31,	December 31,
	2015	2014
Cash and Cash Equivalents	$551,363	$649,063
Working Capital	$380,754	$640,319

For the three months ended March 31, 2015 and the year ended December 31, 2014, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities through operating activities and cash on hand.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the three months ended March 31, 2015 we had a net loss of $129,566, and a net income of $3,123 for the year ended December 31, 2014.

We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Cash Flow - Three Months Ended March 31, 2015 and 2014

Operating Activities. During the three months ended March 31, 2015, we reported negative cash flows from operations of $58,612.  This consisted of our net loss of $129,566 adjusted primarily by decreases in depreciation and amortization of $20,186, decreases in stock compensation expense of $11,971, increases in accounts receivable of $6,117, decreases in other assets of $15,229, increases in accounts payable of $38,110, decreases in deferred revenue of $1,670, increases in accrued interest of $1,023, increases in gain on asset disposal of $786, and increases in both unrealized and realized gains of $6,081 and $911, respectively, on foreign currency translations.  The increase in accounts receivable is a direct result of entering into significant consulting services engagements in 2014.  Increases in accounts payable were due to increased spending associated with the marketing and sales of our SaaS product, direct costs incurred in delivering our consulting services, and fees related to administration, business insurance, bank and interest expense, SEC and SEDAR filing fees, and other miscellaneous charges. Accrued liabilities decreased primarily due to the payoff of notes payable in Q3 of 2014.

During the three months ended March 31, 2014, we reported negative cash flows from operations of $79,285.  This consisted of our net loss of $114,422 adjusted primarily by decreases in depreciation and amortization of $18,913, decreases in stock compensation expense of $12,971, increases in accounts receivable of $38,879, increases in other assets of $16,504, increases in accounts payable of $24,037, decreases in other current liabilities of $36,499, and decreases in deferred revenue of $1,900.  The increase in accounts receivable is a direct result of entering four significant consulting services engagements in Q1 of 2014.  Increases in accounts payable were due to increased spending associated with the marketing and sales of our SaaS product, direct costs incurred in delivering our consulting services, and legal and advisory fees relating to our SEC and SEDAR filings.

Days Sales Outstanding (DSO) during the three months ended March 31, 2015 was approximately 36 days, up from approximately 27 days during the three months ended March 31, 2014. This was a direct result of one customer exceeding their contractual payment terms of net 30 days by an additional 60 days.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2015 and 2014 amounted to $39,088 and $0, respectively and primarily consisted of capitalized web development costs.

Financing Activities. Net cash provided by financing activities for both of the three month periods ended March 31, 2015 and 2014 amounted to $0.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2015.

Contractual Obligations

We lease two facilities in northern California from Four Kays, under operating leases both expected to expire in 2016. We do not have any debt capital lease obligations. As of March 31, 2015,  the following table summarizes our contractual obligation under the foregoing lease agreements and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$50,510	$35,579	$14,931	$-	$-
Purchase obligations	$26,011	$26,011	$-	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of  March 31, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 6.                     EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with lululemon athletica Canada inc. dated October 10, 2014.	10-K	3/31/15	10.24

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014.	10-K	3/31/15	10.24

10.26	Statement of Work with Microsoft Corporation dated March 6, 2015.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2015.

TOUCHPOINT METRICS, INC.
(the "Registrant"

BY:	MICHAEL HINSHAW
Michael Hinshaw President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a Director

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with lululemon athletica Canada inc. dated October 10, 2014.	10-K	3/31/15	10.24

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014.	10-K	3/31/15	10.24

10.26	Statement of Work with Microsoft Corporation dated March 6, 2015.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X