Form 10-Q
period 2015-06-30
McorpCX, Inc.
filed 2015-08-14
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

MCORPCX, INC.
(formerly, Touchpoint Metrics, Inc.)
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
16,766,158 as of August 3, 2015.

McorpCX, Inc.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

McorpCX, Inc.
Balance Sheet

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$817,374	$649,063
Accounts receivable	202,934	162,340
Total current assets	1,020,308	811,403
Long term assets:
Property and equipment, net	90,904	91,048
Capitalized software development costs, net	54,827	91,378
Intangible assets, net	98,049	68,906
Other assets	39,107	53,955
Total assets	$1,303,195	$1,116,690

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$163,278	$79,492
Deferred revenue	67,728	91,319
Other current liabilities	4,223	1,885
Total current liabilities	235,229	172,696
Notes payable	50,000	50,000
Notes payable-related party	80,568	86,171
Total liabilities	365,797	308,867
Commitments and contingencies	-	-
Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,766,158 and 16,081,158 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	3,210,809	2,666,502
Accumulated deficit	(2,273,411)	(1,858,679)
Total shareholders' equity	937,398	807,823
Total liabilities and shareholders' equity	$1,303,195	$1,116,690

The accompanying notes are an integral part of these statements.

McorpCX, Inc.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue
Consulting services	$275,069	$530,322	$640,238	$864,792
Products & other	57,551	82,582	123,253	118,819
Total revenue	332,620	612,904	763,491	983,611
Cost of goods sold
Labor	93,242	30,869	181,506	52,445
Products and other	46,840	76,598	132,489	132,517
Total cost of goods sold	140,082	107,467	313,995	184,962
Gross profit	192,538	505,437	449,496	798,649
Expenses
Salaries and wages	209,220	248,641	462,426	509,700
Contract services	83,311	23,643	128,947	45,247
Other general and administrative	179,849	103,159	271,164	225,038
Total expenses	472,380	375,443	862,537	779,985

Net operating income (loss)	(279,842)	129,994	(413,041)	18,664

Interest income (expense)	(4,746)	(3,300)	(7,195)	(6,393)

Other income (expense)	(850)	-	5,231	-

Income (loss) before income taxes	(285,438)	126,694	(415,005)	12,271

Income tax provision	-	-	-	-

Net income (loss)	$(285,438)	$126,694	$(415,005)	$12,271

Net income (loss) per share-basic and diluted	$(0.017)	$0.008	$(0.025)	$0.001

Weighted average common shares outstanding-basic and diluted	16,626,667	16,081,158	16,492,158	16,081,158

The accompanying notes are an integral part of these statements.

McorpCX, Inc.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(415,005)	$12,271
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	47,754	37,825
Stock compensation expense	30,557	24,284
Loss on disposal of assets	1,484	-
Unrealized gain on foreign currency translation	(6,142)	-
Realized loss on foreign currency translation	911	-
Changes in operating assets and liabilities:
Accounts receivable	(40,595)	(277,091)
Other assets	14,849	(23,835)
Accounts payable	83,687	2,729
Other current liabilities	(273)	-
Deferred revenue	(23,591)	92,951
Accrued interest	2,610	3,000

Net cash used in operating activities	(303,754)	(127,866)

INVESTING ACTIVITIES
Equipment purchases	(2,597)	-
Capitalized web development costs	(39,088)

Net cash used in investing activities	(41,685)	-

FINANCING ACTIVITIES
Proceeds from private placement of common stock	513,750	-

Net cash provided by financing activities	513,750	-

Increase in cash and cash equivalents	168,311	(127,866)

Cash and cash equivalents, beginning of period	649,063	653,990

Cash and cash equivalents, end of period	$817,374	$526,124

The accompanying notes are an integral part of these statements.

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2015

Note 1: Organization and Basis of Presentation

McorpCX, Inc., formerly Touchpoint Metrics, Inc. (the "Company"), is a for profit corporation established under the corporation laws in the State of California, United States of America on December 14, 2001. The corporation operated as The Innes Group, Inc., dba MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the company Touchpoint Metrics, Inc., effective October 18, 2011.  During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc.

The Company develops and delivers technology-enabled products and services that improve customer experience management capabilities for corporations. Their focus assists companies who wish to improve business performance by measuring and transforming the ways they interact with customers.

The Company services a wide variety of industries and customer size.

The Financial Statements and related disclosures as of June 30, 2015 and for the three and six months ended June 30, 2015, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The December 31, 2014, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S.").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2014, filed on Form 10-K with the SEC on March 31, 2015.  The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "company" are to McorpCX, Inc. and our subsidiaries.

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

Note 3: Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board ("IASB") jointly issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As amended by the FASB in July 2015, ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, and interim periods therein. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application.  The Company is in the process of evaluating the new standard and does not know the effect, if any ASU 2014-09 will have on the Financial Statements or which adoption method will be used.

Note 4: Property and Equipment

Property and equipment consists of:

	June 30, 2015	December 31, 2014
Furniture	$31,731	$31,731
Computers and hardware	50,612	49,826
Software	38,646	38,646
Equipment	2,359	2,359
Leasehold Improvements	95,608	95,608
Land	85,000	85,000
Land Improvements	4,000	4,000
	307,956	307,170
Less: accumulated depreciation	(217,052)	(216,122)
	$90,904	$91,048

Depreciation expense incurred during the three and six months ended June 30, 2015 was $917 and $1,258, respectively.  Depreciation expense incurred during the three and six months ended June 30, 2014 was $858 and $1,274, respectively.

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

At June 30, 2015, 468,000 stock options were exercisable and $122,308 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $174,973 at June 30, 2015, which is expected to be recognized over a weighted-average vesting period 1.227 years beginning July 1, 2015.

The following table summarizes our stock option activity for the six months ended June 30, 2015:

	Number of Shares	Weighted Avg EP per Share	Weighted Avg Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	760,000	$0.40	7.73	-
Granted	700,000	$-	-	-
Exercised	-	$-	-	-
Forfeited or expired	(80,000)	$-	-	-
Outstanding at June 30, 2015	1,380,000	$0.57	8.59	$383,000
Exercisable at June 30, 2015	468,000	$0.38	6.65	$220,800

As of June 30, 2015, the Company had 1,272,000 of outstanding stock options, representing stock option that previously vested and those which are expected to vest, with a weighted-average exercise price of $0.57.

The following assumptions were used to calculate weighted average fair values of the options granted in the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
Expected life (in years)	5.75	5.63
Risk-free interest rate	1.67%	2.07%
Volatility	51.94%	64.94%
Dividend yield	-	-
Weighted average grant date fair value per option granted	$0.21	$0.29

To the extent the actual forfeiture rate is different than what we have anticipated, share-based compensation expense related to these options will be different from our expectations.

Note 6: Concentrations

The Company sells products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the six months ended June 30, 2015 and 2014, the percentage of sales and the concentrations are as follows:

	6/30/2015	6/30/2014
Largest client	48.03%	59.12%
Second largest client	14.34%	12.62%
Third largest client	14.26%	10.47%
Next three largest clients	20.04%	17.64%
All other clients	3.33%	0.15%
	100.00%	100.00%

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

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $54,827 and $91,378 as of June 30, 2015 and December 31, 2014, respectively. Amortization expense incurred during the six months ended June 30, 2015 and 2014 was $36,551 and $36,551, respectively, and is included in cost of goods sold.

Note 8: Intangible Assets

Intangibles as of June 30, 2015 consisted of the following:

	Gross	Accumulated Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$41,614
Website development costs	65,338	(9,528)	$55,810
LinkedIn Group	2,500	(1,875)	$625
Organization costs	1,377	(1,377)	$-
Total intangibles	$200,366	$(102,317)	$98,049

Development of a new Company website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015.  Now that the website is live, all capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website.

Amortization of identifiable intangible assets was $9,945 and $417 for the six months ended June 30, 2015 and 2014, respectively.

The Company's intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset group containing these assets may not be recoverable.  There were no impairment charges during the six months ending June 30, 2015 and 2014.

Note 9: Commitments and Contingencies

Leases

The Company leases two facilities in northern California under operating leases that expire in 2016.  Rent expense under operating leases was $8,805 and $17,611 for the three and six months ended June 30, 2015, respectively.  Rent expense under operating leases was $9,016 and $15,148 for the three and six months ended June 30, 2014, respectively.

As of June 30, 2015, estimated future payments under operating leases (including rent escalation clauses) for each of the next five years is as follows:

2015	$17,815
2016	23,890
2017	-
2018	-
2019	-
Total minimum lease payments	$41,705

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses which expire in the years ended December 31, 2016 and 2015. As of June 30, 2015 future payments under these contractual obligations were as follows:

2015	$45,830
2016	2,557
2017	-
2018	-
2019	-
Total purchase obligations	$48,387

Legal Matters

The Company has no known legal issues pending.

Note 10: Debt

On September 16, 2011, a $100,000 CAD note was executed with Brad Holland, a 1.95% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016.  Subsequent to this payment, the Company recorded unrealized gains of $6,142 and $0 during the six months ended June 30, 2015 and 2014, respectively, related to the revaluation of this note's principal from CAD to USD.  Interest accrued on this note as of June 30, 2015 was $2,639.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. Interest accrued on this note as of June 30, 2015 was $1,584.

Note 11: Shareholders Equity

On May 27, 2015, the Company issued 685,000 shares of common stock at a price of US$0.75 per share for total gross proceeds of $513,750.  The proceeds from the issuance will be used for general corporate purposes.

Note 12: Interest Expense

Interest expense consists of interest on the Company's debt, short-term promissory note, and credit card balances.  Interest expense was $4,746 and $7,195 for the three and six months ended June 30, 2015, respectively.  Interest expense was $3,300 and $6,393 for the three and six months ended June 30, 2014, respectively.

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

The computations for basic and diluted net income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(285,438)	$126,694	$(415,005)	$12,271
Basic and diluted weighted average common shares outstanding	16,626,667	16,081,158	16,492,158	16,081,158
Net income (loss) per share, basic and diluted	$(0.017)	$0.008	$(0.025)	$0.001

Note 15: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months ended June 30, 2015, the Company had a net loss of $415,005.  In addition, the Company had a net income of $3,123 for the year ended December 31, 2014. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

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

Development of our software is ongoing, as Touchpoint Mapping® On-Demand is refined and improved based on customer feedback, and as it is customized for specific organizations and industry sectors. The services delivered with Touchpoint Mapping® On-Demand may include consulting and additional research services, as well as services such as assessment, integration, implementation and additional offline analysis and reporting of data. Customer experience consulting and professional services are offered primarily through our consulting services group.

Though we released Touchpoint Mapping® On-Demand in 2013, we cannot predict the timing or probability of generating material sales revenue from it.  As of this filing, we have yet to engage the necessary sales and marketing staff or the capabilities required to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives.

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

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of June 30, 2015, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping® On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping® On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

Should we successfully obtain material sales commitments for Touchpoint Mapping® On-Demand, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of significant revenue. Subscriptions and associated professional services pricing are based on our gross margin objectives, growth strategies and the specific needs of our clients' organizations, measured primarily by the following metrics: breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered, and other variables.

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

Should our client base grow, we intend to continue to invest additional resources in our hosting, technical support and professional services capabilities, as well as our utilization of third-party licensed software. We expect our professional services costs to increase in absolute dollars as we increase our overall revenue, but expect that professional services as a percentage of total revenue will decrease as we continue to shift our business towards sales of on-demand software solutions and software-enabled services. Because cost of goods sold as a percentage of revenue is higher for professional services revenue than for software product sales revenue, a decrease in professional services as a percentage of total revenue will likely increase gross profit as a percentage of total revenue.

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

Results of Operations

Revenue	2015	2014	Change from Prior Year	Percentage Change from Prior Year
Three Months Ended June 30,	$332,620	$612,905	$(280,285)	(46%)
Six Months Ended June 30,	$763,490	$983,611	$(220,121)	(22%)

Revenues decreased for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014, due to decreased sales of our consulting services.

Costs of Goods Sold	2015	2014	Change from Prior Year	Percentage Change from Prior Year
Three Months Ended June 30,	$140,082	$107,467	$32,615	(30%)
Six Months Ended June 30,	$313,995	$184,962	$129,033	(70%)

Cost of goods sold increased for the three months ended June 30, 2015 as compared to the same period in 2014 based on the following:

•	An increase of approximately $48,000 in professional fees, including contract labor, marketing & promotion, and research vendors.
•	An increase of approximately $14,000 in other professional fee costs
•	A decrease of $35,000 in reimbursable expenses such as lodging, meals and entertainment and transportation.
•	Other miscellaneous decreases of $5,000

Cost of goods sold increased for the six months ended June 30, 2015 as compared to the same period in 2014 based on the following:
•	An increase of approximately $113,000 in professional fees, including contract labor, marketing & promotion, and research vendors.
•	An increase of approximately $16,000 in other professional fee costs.

Increases in professional fees resulted from a strategic decision to shift from employees compensated through salaries to contract labor, increasing flexibility for project resource allocation based on real-time needs and revenue stream.

Salaries and Wages	2015	2014	Change from Prior Year	Percentage Change from Prior Year
Three Months Ended June 30,	$209,220	$248,641	$(39,421)	(15.85%)
Six Months Ended June 30,	$462,426	$509,700	$(47,274)	(9.27%)

Salaries and wages decreased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due to a reduction in staff salaries and related benefits of approximately $84,000, offset by increases in officer salaries of $38,000 due to new officer hire and stock based compensation expense of $7,000.

Salaries and wages decreased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, due to a reduction in staff salaries and related benefits of approximately $87,000, offset by increases in officer salaries of $26,000, stock based compensation expense of $6,000, and commissions and other of $7,000.

Contract Services	2015	2014	Change from Prior Year	Percentage Change from Prior Year
Three Months Ended June 30,	$83,311	$23,643	$59,668	252.37%
Six Months Ended June 30,	$128,947	$45,247	$83,700	184.98%

Contract services increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due to increases in business development of $18,000, corporate and investor relations of $37,000, marketing of $10,000 and product development of $7,000. These increases were partially offset by decreases in contract accounting and administration costs of $12,000.

Contract services increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, due to increases in business development of $12,000, corporate and investor relations of $53,000, marketing of $11,000, product development of $7,000 and contract accounting and administration costs of $1,000.

Other General and Administrative	2015	2014	Change from Prior Year	Percentage Change from Prior Year
Three Months Ended June 30,	$179,849	$103,159	$76,690	74.34%
Six Months Ended June 30,	$271,164	$225,039	$46,125	20.50%

Other general and administrative costs increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to increased expenses in all of the following categories: administration, computer and software, insurance, professional fees, sales, marketing and promotion, and travel, meals and entertainment.

Other general and administrative costs increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to increased expenses in all of the following categories: administration, computer and software, professional fees, and sales, marketing and promotion.

Other Income/Expense	2015	2014	Change from Prior Year	Percentage Change from Prior Year
Three Months Ended June 30,	$5,597	$3,301	$2,296	69.57%
Six Months Ended June 30,	$1,964	$6,392	$(4,429)	(69.28%)

Other income (expense) increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 due to increases in interest expense of $1,000 and net unrealized losses of $1,000 associated with the revaluation of a promissory note from CAD to USD.

Other income (expense) increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to an increase in interest expense of $1,000, offset by net unrealized gains of $5,000 associated with the revaluation of a promissory note from CAD to USD.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30, 2015	December 31, 2014
Cash and Cash Equivalents	$817,374	$649,063
Working Capital	$785,079	$638,707

For the six months ended June 30, 2015 and the year ended December 31, 2014, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities through operating activities and cash on hand, in addition to the proceeds received from our private placement of common stock.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the six months ended June 30, 2015 we had a net loss of $415,005, and a net income of $3,123 for the year ended December 31, 2014.

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

We currently plan to fund these planned expenditures with cash flows generated from ongoing operations during this period and/or additional capital raised through debt financing and/or through sales of common stock. We will consider raising capital through debt financing and/or additional sales of common stock if necessary.  We do not intend to pay dividends in the foreseeable future.

Cash Flow – Six Months Ended June 30, 2015 and 2014

Operating Activities. Net cash (used in) provided by operating activities decreased by $175,888 or 138%, to ($303,754) for the six months ended June 30, 2015 compared to ($127,866) for the six months ended June 30, 2014. The decrease in cash provided by operating activities was attributable primarily to a $427,276 reduction in net income, partially offset by increases to net working capital of $200,349 and increases to other adjustments of $51,039.  The increase in net working capital was primarily due to an increase in accounts receivable of $236,496.

Days Sales Outstanding (DSO) during the six months ended June 30, 2015 was approximately 49 days, down from approximately 65 days during the six months ended June 30, 2014. The company was engaged in a substantial consulting services project that had been placed on hold during the six months ended June 30, 2014.  This was a direct result of one customer exceeding their contractual payment terms of net 30 days by an additional 60 days.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2015 and 2014 amounted to $41,685 and $0, respectively, consisting of $39,088 in capitalized web development costs and $2,597 of investments in equipment.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 amounted to $513,570 and $0, During the 6 months ended June 30, 2015, we received $513,750 as the result of our private placement of common stock.

Off Balance Sheet Arrangements
We did not have any off balance sheet arrangements as of June 30, 2015.

Contractual Obligations

We lease two facilities in northern California from Four Kays, under operating leases both expected to expire in 2016. We do not have any debt capital lease obligations. As of June 30, 2015,  the following table summarizes our contractual obligation under the foregoing lease agreements and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations (a)	$41,705	$35,732	$5,972	$-	$-
Purchase obligations (b)	$48,387	$48,387	$-	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 4.                          CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of  June 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 6.                          EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

3.5	Amended Articles of Incorporation	8-K	7/13/15	3.5

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with lululemon athletica Canada inc. dated October 10, 2014.	10-K	3/31/15	10.24

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014.	10-K	3/31/15	10.24

10.26	Statement of Work with Microsoft Corporation dated March 6, 2015.	10-Q	5/15/15	10.26

10.27	Form of Subscription Agreement	8-K	5/29/15	10.1

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2015.

MCORPCX, INC. (formerly, Touchpoint Metrics, Inc.) (the "Registrant")

BY: MICHAEL HINSHAW
Michael Hinshaw
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a Director

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

3.5	Amended Articles of Incorporation	8-K	7/13/15	3.5

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with lululemon athletica Canada inc. dated October 10, 2014.	10-K	3/31/15	10.24

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014.	10-K	3/31/15	10.24

10.26	Statement of Work with Microsoft Corporation dated March 6, 2015.	10-Q	5/15/15	10.26

10.27	Form of Subscription Agreement	8-K	5/29/15	10.1

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X