Form 10-Q
period 2015-09-30
McorpCX, Inc.
filed 2015-11-13
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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
YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
16,766,158 as of November 13, 2015.

MCORPCX, Inc.
Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

McorpCX, Inc.
Balance Sheet

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$606,462	$649,063
Accounts receivable	170,725	162,340
Total current assets	777,187	811,403
Long term assets:
Property and equipment, net	90,314	91,048
Capitalized software development costs, net	36,551	91,378
Intangible assets, net	91,448	68,906
Other assets	27,631	53,955
Total assets	$1,023,131	$1,116,690

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$100,560	$79,492
Deferred revenue	61,966	91,319
Other current liabilities	5,480	1,885
Total current liabilities	168,006	172,696
Notes payable	50,000	50,000
Notes payable-related party	76,186	86,171
Total liabilities	294,192	308,867
Commitments and contingencies	-	-
Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,766,158 and 16,081,158 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	3,237,511	2,666,502
Accumulated deficit	(2,508,572)	(1,858,679)
Total shareholders' equity	728,939	807,823
Total liabilities and shareholders' equity	$1,023,131	$1,116,690

The accompanying notes are an integral part of these statements.

McorpCX, Inc.
Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue
Consulting services	$269,817	$551,432	$910,055	$1,416,224
Products & other	40,809	48,023	164,061	166,842
Total revenue	310,626	599,455	1,074,116	1,583,066
Cost of goods sold
Labor	15,058	142,289	196,564	194,734
Products and other	55,107	68,396	187,597	200,913
Total cost of goods sold	70,165	210,685	384,161	395,647
Gross profit	240,461	388,770	689,955	1,187,419
Expenses
Salaries and wages	237,133	243,465	699,560	753,164
Contract services	36,624	36,236	165,570	81,483
Other general and administrative	201,432	76,599	472,596	300,840
Total expenses	475,189	356,300	1,337,726	1,135,487

Net operating income (loss)	(234,728)	32,470	(647,771)	51,932

Interest income (expense)	(3,972)	(2,795)	(11,167)	(9,188)

Other income (expense)	3,812	10,206	9,045	10,206

Income (loss) before income taxes	(234,888)	39,881	(649,893)	52,950

Income tax provision	-	-	-	-

Net income (loss)	$(234,888)	$39,881	$(649,893)	$52,950

Net income (loss) per share-basic and diluted	$(0.014)	$0.002	$(0.040)	$0.003

Weighted average common shares outstanding-basic and diluted	16,766,158	16,081,158	16,399,821	16,081,158

The accompanying notes are an integral part of these statements.

McorpCX, Inc.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(649,893)	$52,950
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	74,995	48,013
Stock compensation expense	57,258	36,257
Loss on disposal of assets	1,484	-
Unrealized gain on foreign currency translation	(8,801)	(10,391)
Realized loss on foreign currency translation	(911)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,386)	(125,604)
Other assets	26,326	(17,959)
Accounts payable	20,797	(72,581)
Other current liabilities	(273)	-
Deferred revenue	(29,353)	81,172
Accrued interest	3,867	(13,500)

Net cash used in operating activities	(512,891)	(21,643)

INVESTING ACTIVITIES
Equipment purchases	(2,597)	(1,811)
Capitalized web development costs	(40,863)

Net cash used in investing activities	(43,460)	(1,811)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	513,750	-

Net cash provided by financing activities	513,750	-

Increase in cash and cash equivalents	(42,601)	(23,454)

Cash and cash equivalents, beginning of period	649,063	653,990

Cash and cash equivalents, end of period	$606,462	$630,536

The accompanying notes are an integral part of these statements.

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

Note 1: Organization and Basis of Presentation

MCORPCX, Inc., formerly Touchpoint Metrics, Inc. (the "Company"), is a for profit corporation established under the corporation laws in the State of California, United States of America on December 14, 2001. The corporation operated as The Innes Group, Inc., dba MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the company Touchpoint Metrics, Inc., effective October 18, 2011.  During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as MCORPCX. On June 11, 2015, at the Company's Annual General Meeting, shareholders passed a resolution to change the name of the Company to MCORPCX, Inc.

The Company develops and delivers technology-enabled products and services that improve customer experience management capabilities for corporations. Their focus assists companies who wish to improve business performance by measuring and transforming the ways they interact with customers.

The Company services a wide variety of industries and customer size.

The Financial Statements and related disclosures as of September 30, 2015 and for the three and nine months ended September 30, 2015, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The December 31, 2014, Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S.").  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2014, filed on Form 10-K with the SEC on March 31, 2015.  The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "MCORPCX," "we," "us," "our" or the "company" are to MCORPCX, Inc. and our subsidiaries.

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

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

Note 4: Property and Equipment

Property and equipment consists of:

	September 30,	December 31,
	2015	2014
Furniture	$31,731	$31,731
Computers and hardware	50,612	49,826
Software	38,646	38,646
Equipment	2,359	2,359
Leasehold Improvements	95,608	95,608
Land	85,000	85,000
Land Improvements	4,000	4,000
	307,956	307,170
Less: accumulated depreciation	(217,642)	(216,122)
	$90,314	$91,048

Depreciation expense incurred during the three and nine months ended September 30, 2015 was $589 and $1,847, respectively.  Depreciation expense incurred during the three and nine months ended September 30, 2014 was $454 and $1,312, respectively.

Note 5: Stock-Based Compensation

The Company's stock-based compensation program was established in 2008. Plan Shares cannot exceed 30% of any outstanding issue or 2,500,000 shares, whichever is the lower amount.

In order to calculate the fair value of stock options at the date of grant, the Company uses the Black-Scholes option pricing model. The volatility used was based on historical volatility of similar sized companies due to lack of historical data of the Company's stock price.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

At September 30, 2015, 480,000 stock options were exercisable and $149,010 of total compensation cost related to vested share-based compensation grants had been recognized.  Unrecognized compensation expense from stock options was $166,251 at September 30, 2015, which is expected to be recognized over a weighted-average vesting period 1.352 years beginning October 1, 2015.

The following table summarizes our stock option activity for the nine months ended September 30, 2015:

	Number of Shares	Weighted Avg EP per Share	Weighted Avg Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	760,000	$0.40	7.73	-
Granted	780,000	$-	-	-
Exercised	-	$-	-	-
Forfeited or expired	(160,000)	$-	-	-
Outstanding at September 30, 2015	1,380,000	$0.59	8.34	$383,000
Exercisable at September 30, 2015	480,000	$0.37	6.33	$135,000

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

As of September 30, 2015, the Company had 1,272,000 of outstanding stock options, representing stock option that previously vested and those which are expected to vest, with a weighted-average exercise price of $0.58.

The following assumptions were used to calculate weighted average fair values of the options granted in the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
Expected life (in years)	5.75	5.63
Risk-free interest rate	1.78%	2.07%
Volatility	50.22%	64.94%
Dividend yield	-	-
Weighted average grant date fair value per option granted	$(0.26)	$0.29

To the extent the actual forfeiture rate is different than what has been anticipated, share-based compensation expense related to these options will be different from expectations.

Note 6: Concentrations

The Company sells products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the nine months ended September 30, 2015 and 2014, the percentage of sales and the concentrations are as follows:

	09/30/2015	09/30/2014
Largest client	39.52%	47.29%
Second largest client	13.39%	19.21%
Third largest client	12.18%	11.58%
Next three largest clients	22.63%	20.13%
All other clients	12.28%	1.79%
	100.00%	100.00%

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

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $36,551 and $91,378 as of September 30, 2015 and December 31, 2014, respectively. Amortization expense incurred during the nine months ended September 30, 2015 and 2014 was $54,827 in both periods and is included in cost of goods sold.

Note 8: Intangible Assets

Intangibles as of September 30, 2015 consisted of the following:

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

	Gross	Accumulated Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$41,614
Website development costs	67,113	(17,696)	$49,417
LinkedIn Group	2,500	(2,083)	$417
Organization costs	1,377	(1,377)	$-
Total intangibles	$202,141	$(110,693)	$91,448

Development of a new Company website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015.  Now that the website is live, all capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website.

Amortization of identifiable intangible assets was $18,321 and $625 for the nine months ended September 30, 2015 and 2014, respectively.

The Company's intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset group containing these assets may not be recoverable.  There were no impairment charges during the nine months ending September 30, 2015 and 2014.

Note 9: Commitments and Contingencies

Leases

The Company leases two facilities in northern California under operating leases that expire in 2016.  Rent expense under operating leases was $8,895 and $26,505 for the three and nine months ended September 30, 2015, respectively.  Rent expense under operating leases was $6,183 and $18,447 for the three and nine months ended September 30, 2014, respectively.

As of September 30, 2015, estimated future payments under operating leases (including rent escalation clauses) for each of the next five years is as follows:

2015	$9,017
2016	24,044
2017	-
2018	-
2019	-
Total minimum lease payments	$33,061

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses which expire in the years ended December 31, 2016 and 2015. As of September 30, 2015 future payments under these contractual obligations were as follows:

2015	$15,614
2016	2,557
2017	-
2018	-
2019	-
Total purchase obligations	$18,172

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

Legal Matters

The Company has no known legal issues pending.

Note 10: Debt

On September 16, 2011, a $100,000 CAD note was executed with Brad Holland, a 1.95% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016.  Subsequent to this payment, the Company recorded unrealized gains of $10,386 and $10,391 during the nine months ended September 30, 2015 and 2014, respectively, related to the revaluation of this note's principal from CAD to USD.  Interest accrued on this note as of September 30, 2015 was $3,397.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. Interest accrued on this note as of September 30, 2015 was $2,083.

Note 11 – Shareholders Equity

On May 27, 2015, the Company issued 685,000 shares of common stock at a price of US$0.75 per share for total gross proceeds of $513,750.  The proceeds from the issuance will be used for general corporate purposes.

Note 12: Interest Expense

Interest expense consists of interest on the Company's debt, short-term promissory note, and credit card balances.  Interest expense was $3,972 and $11,167 for the three and nine months ended September 30, 2015, respectively.  Interest expense was $2,794 and $9,187 for the three and nine months ended September 30, 2014, respectively.

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

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

The computations for basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(234,888)	$39,881	$(649,893)	$52,950
Basic and diluted weighted average common shares outstanding	16,766,158	16,081,158	16,399,821	16,081,158
Net income (loss) per share, basic and diluted	$(0.014)	$0.002	$(0.040)	$0.003

Note 15: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months ended September 30, 2015, the Company had a net loss of $649,893.  In addition, the Company had a net income of $3,123 for the year ended December 31, 2014. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

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

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of September 30, 2015, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping® On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping® On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

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

Results of Operations

			Change from	Percent Change
Revenue	2015	2014	Prior Year	from Prior Year
Three Months Ended September 30,	$310,626	$599,455	$(288,829)	(48%)
Nine Months Ended September 30,	$1,074,116	$1,583,066	$(508,950)	(32%)

Revenues decreased for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014, due to decreased sales of our consulting services.

			Change from	Percent Change
Cost of Goods Sold	2015	2014	Prior Year	from Prior Year
Three Months Ended September 30,	$70,166	$210,685	$(140,519)	(67%)
Nine Months Ended September 30,	$384,160	$395,647	$(11,487)	(3%)

Cost of goods sold decreased for the three months ended September 30, 2015 as compared to the same period in 2014 based on the following:

•	A decrease of approximately $127,000 in professional fees, including contract labor, marketing & promotion, and research vendors.
•	A decrease of $27,000 in reimbursable expenses such as lodging, meals and entertainment and transportation.
•	Decreases were offset by an increase of approximately $2,000 in other professional fee costs and $12,000 in other miscellaneous increases.

Cost of goods sold decreased slightly for the nine months ended September 30, 2015 as compared to the same period in 2014 based on the following:

•	A decrease of $65,000 in reimbursable expenses such as lodging, meals and entertainment and transportation.
•	A decrease of approximately $15,000 in professional fees, including contract labor, marketing & promotion, and research vendors.
•	Decreases were offset by increases in a few areas including:
•	An increase of $43,000 in reimbursable project expenses.
•	An increase of approximately $18,000 in other professional fee costs.
•	An increase of approximately $8,000 in other miscellaneous increases.

			Change from	Percent Change
Salaries and Wages	2015	2014	Prior Year	from Prior Year
Three Months Ended September 30,	$237,133	$243,465	$(6,332)	(2.60%)
Nine Months Ended September 30,	$699,560	$753,164	$(53,604)	(7.12%)

Salaries and wages decreased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to a reduction in staff salaries and related benefits of approximately $72,000 and a decrease in commissions of $14,000, offset by increases in officer salaries of $66,000 due to new officer hire and stock based compensation expense of $15,000.

Salaries and wages decreased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, due to a reduction in staff salaries and related benefits of approximately $159,000 and commissions of $7,000, offset by increases in officer salaries of $92,000 and stock based compensation expense of $21,000.

			Change from	Percent Change
Contract Services	2015	2014	Prior Year	from Prior Year
Three Months Ended September 30,	$36,624	$36,236	$388	1.07%
Nine Months Ended September 30,	$165,570	$81,483	$84,087	103.20%

Contract services remained relatively consistent for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to increases in business development of $9,000, corporate and investor relations of $5,000 and marketing of $5,000. These increases were offset by decreases in contract accounting and administration costs of $19,000.

Contract services increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, due to increases in business development of $21,000, corporate and investor relations of $59,000, marketing of $15,000 and product development of $7,000.  These increases were offset by decreases in contract accounting and administration costs of $18,000.

			Change from	Percent Change
Other General and Administrative	2015	2014	Prior Year	from Prior Year
Three Months Ended September 30,	$201,432	$76,599	$124,833	162.97%
Nine Months Ended September 30,	$472,596	$300,840	$171,756	57.09%

Other general and administrative costs increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to increased expenses in all of the following categories: administration, professional fees, sales, marketing and promotion, and travel, meals and entertainment.

Other general and administrative costs increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to increased expenses in all of the following categories: administration, computer and software, professional fees, and sales, marketing and promotion, and travel, meals and entertainment.

			Change from	Percent Change
Other Income/Expense	2015	2014	Prior Year	from Prior Year
Three Months Ended September 30,	$3,812	$10,206	$(6,394)	(62.65%)
Nine Months Ended September 30,	$9,043	$10,206	$(1,163)	(11.40%)

Other income (expense) decreased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to decreases in net unrealized gains of $6,000 associated with the revaluation of a promissory note from CAD to USD.

Other income (expense) decreased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to an increase in realized losses of approximately $1,000 associated with the revaluation of a promissory note from CAD to USD.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30,	December 31,
	2015	2014
Cash and Cash Equivalents	$606,462	$649,063
Working Capital	$609,181	$638,707

For the nine months ended September 30, 2015 and the year ended December 31, 2014, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities through operating activities and cash on hand, in addition to the proceeds received from our private placement of common stock.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the nine months ended September 30, 2015 we had a net loss of $649,893, and a net income of $3,123 for the year ended December 31, 2014.

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

Cash Flow – Nine Months Ended September 30, 2015 and 2014

Operating Activities. Net cash (used in) provided by operating activities decreased by $491,248 (or >100%), to ($512,891) for the nine months ended September 30, 2015 compared to ($21,643) for the nine months ended September 30, 2014. The decrease in cash provided by operating activities was attributable primarily to a $702,843 reduction in net income, partially offset by increases to net working capital of $117,165 and increases to other adjustments of $94,430.  The increase in net working capital was primarily due to an increase in accounts receivable of $117,218.

Days Sales Outstanding (DSO) remained relatively consistent with the same period in the prior year.  During the nine months ended September 30, 2015 was approximately 44 days, up slightly from approximately 39 days during the nine months ended September 30, 2014.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2015 and 2014 amounted to $43,460 and $1,811, respectively, consisting of $40,863 in capitalized web development costs and $2,597 of investments in equipment.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2015 and 2014 amounted to $513,570 and $0, respectively.  During the nine months ended September 30, 2015, we received $513,750 as the result of our private placement of common stock.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2015.

Contractual Obligations

We lease two facilities in northern California from Four Kays, under operating leases both expected to expire in 2016. We do not have any debt capital lease obligations. As of September 30, 2015, the following table summarizes our contractual obligation under the foregoing lease agreements and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (a)	$33,061	$33,061	$-	$-	$-
Purchase obligations (b)	$18,172	$18,172	$-	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of  September 30, 2015, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our management, including our principal executive and principal accounting officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 6.                    EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

3.5	Amended Articles of Incorporation	8-K	7/13/15	3.5

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with lululemon athletica Canada inc. dated October 10, 2014.	10-K	3/31/15	10.24

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014.	10-K	3/31/15	10.24

10.26	Statement of Work with Microsoft Corporation dated March 6, 2015.	10-Q	5/15/15	10.26

10.27	Form of Subscription Agreement	8-K	5/29/15	10.1

10.28	Statement of Work between NEA's Member Benefits Corporation and McorpCX, Inc., dated July 16, 2015.				X

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of November, 2015.

MCORPCX, INC. (formerly, Touchpoint Metrics, Inc.) (the "Registrant")

BY:	MICHAEL HINSHAW
Michael Hinshaw
President, Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Treasurer and a Director

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001).	S-1	4/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006).	S-1	4/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011).	S-1	4/25/12	3.3

3.4	Amended and Restated Bylaws.	S-1	4/25/12	3.4

3.5	Amended Articles of Incorporation	8-K	7/13/15	3.5

4.1	Specimen Stock Certificate.	S-1	4/25/12	4.1

10.1	Lease Agreement for San Anselmo office.	S-1	4/25/12	10.1

10.2	Lease Agreement for North Carolina office.	S-1	4/25/12	10.2

10.3	Lease Agreement for San Francisco office.	S-1	4/25/12	10.3

10.4	Deed covering Lake County Real Property.	S-1	4/25/12	10.4

10.5	Stock Option Plan.	S-1	4/25/12	10.5

10.6	Promissory Note – McLellan Investment Corporation.	S-1/A-2	7/24/12	10.6

10.7	Promissory Note – Brad Holland.	S-1/A-2	7/24/12	10.7

10.8	Employment Agreement – Lynn Davison.	S-1/A-3	9/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012.	S-1/A-3	9/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013.	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013.	10-K	3/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013.	10-K	3/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013.	10-K	3/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013.	10-K	3/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014.	10-K	3/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014.	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014.	10-Q	08/01/14	10.50

10.20	Statement of Work with lululemon athletica Canada inc. dated June 12, 2014.	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014.	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014.	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with lululemon athletica Canada inc. dated October 10, 2014.	10-K	3/31/15	10.24

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014.	10-K	3/31/15	10.24

10.26	Statement of Work with Microsoft Corporation dated March 6, 2015.	10-Q	5/15/15	10.26

10.27	Form of Subscription Agreement	8-K	5/29/15	10.1

10.28	Statement of Work between NEA's Member Benefits Corporation and McorpCX, Inc., dated July 16, 2015.

14.1	Code of Ethics.	10-K	3/27/13	14.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.7	Letter to the Shareholders.	8-K	4/04/14	99.7

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X