Form 10-K
period 2015-12-31
McorpCX, Inc.
filed 2016-03-30
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [  X ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2015: $0.85.

At March 30, 2016, 20,426,158 shares of the registrant's common stock were outstanding.

PART I

ITEM 1.     BUSINESS.

General

McorpCX, Inc. ("we," "us," "our," the "Company" or "Touchpoint Metrics") was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.  The Company operated as Innes Group, Inc., dba MCorp Consulting until filing a Certificate of Amendment to its Articles of Incorporation that changed the name of the Company to Touchpoint Metrics, Inc. effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at the Company's Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc.

We are engaged in the business of developing and delivering technology-enabled products - such as Touchpoint Mapping®, an on-demand ("cloud based") suite of customer experience management software and providing value-added professional services that help large, medium and small organizations improve their customer experience management capabilities by improving their customer listening and customer experience management capabilities. Our technology is intended to enable an organization's personnel to leverage a common application to see where and how to improve their customers' experiences across multiple channels and touchpoints, including web, sales, marketing, contact center, social, mobile, physical locations and others.

Our value-added and professional services are intended to help primarily large and medium organizations plan, design and deliver better customer experiences through the analysis and review of client data gathered by our application. Other services include customer experience training, strategy consulting and business process optimization, and are directed toward increasing our customers' adoption of our products and services, helping maximize their return on investment, and improving our customers' efficiency.

We maintain our primary business address at 201 Spear Street, Suite 1100, San Francisco, CA 94105. Our telephone number is (415) 526-2655.  Our registered agent for service of process is Northwest Registered Agents, Inc.  Our web address is http://www. mcorp.cx. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

Our common stock trades on the TSX Venture Exchange in Canada under the symbol "MCX" and on the OTCQB® Venture Marketplace in the United States under the symbol "MCCX".

Products and Services

Customer experience (CX) is defined as the sum of all experiences a customer has with a company, its goods and its services, across various touchpoints and over the duration of their relationship with that company. Customer experience management is a series of disciplines, methodologies and processes used to comprehensively understand, plan, measure and manage a customer's experiences, with the goal of improving customer perceptions. A majority of corporate executives have publicly stated that customer experience management is an important part of their organization's strategic agenda, and that it is critical to their future success.  While we believe that there are multiple reasons for this, we believe that one of the most widely recognized is the ability of an improved customer experience to help an organization increase customer loyalty, better compete in otherwise commoditized businesses, and drive greater revenue.

While the customer experience management ecosystem is broad and complex, our software solutions are primarily focused on the needs of large, medium and small organizations interested in voice-of-the-customer insights, and a straightforward way to measure and improve customer experience over time. By gathering and analyzing customer experience data, our solutions help companies better understand both the positive and negative customer perceptions of customer experience and the specific interactions that drive these perceptions. Our services help primarily large and medium organizations interpret and take action on customer data, including the ability to plan, design and deliver better customer experiences.

Touchpoint Mapping® On-Demand

Our current software product is called Touchpoint Mapping® On-Demand which we released in 2013. Pricing of Touchpoint Mapping On-Demand varies based on breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered and other variables.

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

Our software solution gives companies the ability to pinpoint which specific touchpoints are meeting customer wants and needs and which are not, by measuring the gap between customer expectations and the actual customer experience they receive. In addition to customer data, we can collect data from an organization's employees to identify any gaps between customer and employee perceptions of experience, and can collect data from prospective and competitors' customers to provide insight on the competitive market. Our solution also provides companies with the ability to coordinate disparate resources across the organization to develop, execute and manage their brand and customer experience strategies.

Touchpoint Mapping On-Demand is delivered through a cloud-based platform. The platform, accessible from our client portal, provides access to survey deployment, gives the ability to manage customer data and facilitates access to customer-driven business intelligence (BI) by displaying data in a series of online dashboards.  Touchpoint Mapping On-Demand includes and integrates three primary measurement areas, including customer experience, mapping, brand mapping, and loyalty mapping, which are delivered through our cloud platform as illustrated below.

Customer Experience Mapping

Customer Experience Mapping measures customer experience in three areas. The first is the degree to which individual customer interactions or touchpoints meet customer wants. The second is a measure of the overall and most recent customer experiences. And the third is a measure of the customer experience across different stages of the customer relationship lifecycle.

Brand Mapping

Brand Mapping measures brand perceptions in four areas. The first area is the degree to which the brand meets the emotional needs of customers. The second is overall awareness of an organization in its respective market. The third is how an organization is perceived by customers in the context of its competitors. And the fourth is the degree to which brand drives engagement with an organization.

Loyalty Mapping®

Loyalty Mapping measures customer loyalty in four areas.  The first area is through a loyalty-based customer segmentation model, segmenting customers into four groups based on degree of loyalty. The second is through loyalty metrics, such as Customer Satisfaction Score (CSAT) and Net Promoter Score (NPS®), or other loyalty metrics an organization may wish to assess. The third area is the measurement of loyalty drivers, which can include brand, individual touchpoints and other areas such as channel or overall experience. The last area is the measurement of dissatisfiers, which are aspects of the brand and the experience responsible for creating customer dissatisfaction.

Professional Services

MCorpCX, Inc. provides customer experience consulting services including customer experience management consulting in the areas of strategy development, planning, education, training and best practices, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies.  Our software-enabled services leverage the analytical frameworks of, and in most cases the data gathered through, Touchpoint Mapping On-Demand®, with a particular focus on analytical solutions in support of customer experience improvement.

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

There are many potential unforeseen and significant market and competitive risks associated our current products and services.  Though we released Touchpoint Mapping® On-Demand in 2013, we cannot predict the timing or probability of generating material sales revenue from it.  As of this filing, we have yet to engage the necessary sales and marketing staff or the capabilities required to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives. It is our expectation that numerous unforeseen challenges will be encountered as we continue to develop, market, distribute and sell our products and services. We cannot assure you that that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Dependence on Major Customers

The Company sells its products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the twelve months ended December 31, 2015 and 2014, the percentage of the Company's total sales to its largest costumer was 41.6% and 47.1%, respectively, while sales to the Company's second largest customer accounted for 12.44% and 19.71%, respectively of the Company's total sales over those same time periods. See "Note 6 Concentrations" in the Notes to Financial Statements in this report.

Research and Development

We engage in the development of Software as a Service (SaaS) technology. Research and development costs incurred during the preliminary project stage are expenses as incurred and capitalization of such costs begins when technological feasibility is established. Capitalized software development costs, net of amortization, were $61,224 and $91,378 as of December 31, 2015 and 2014, respectively.

Insurance

We maintain health, dental, workmen's compensation, general liability, commercial auto, and professional liability/E&O insurance policies.

Employees

We currently have four full-time employees and thirteen independent contractors.  None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good.  We intend to hire more employees and independent contractors on an as-needed basis.

Offices

We have three business addresses. Our headquarters is located at 201 Spear Street, Suite 1100, San Francisco, CA 94105.  We also have a business office in San Anselmo, California located at 251 Sir Francis Drake Boulevard, 94960.  We lease the aforementioned pursuant to a 36-month lease entered into on August 15, 2010 and extended on February 26, 2013 through August 31, 2016. Our monthly rental payments were $1,840 until August 31, 2013, $2,044 per month through August 31, 2014, and $2,095 through August 31, 2015 and $2,146 through December 31, 2015.

In 2016 we continue to lease an office at 251 Sir Francis Drake Blvd. in San Anselmo California and our rental payments will be $2,146 until September 2016.   On January 1, 2016 we leased another office in San Anselmo located at 255 Sir Francis Drake Blvd., pursuant to a 12-month lease.  Our monthly rental payment is $1,339.

Our office in Charlotte, North Carolina is located at 15720 John J. Delaney Dr., Suite 300, 28277. We lease the San Francisco and Charlotte spaces from DaVinci Virtual LLC, pursuant to a commercial lease on a month to month basis.  Our monthly rental is $199 per month for our San Francisco location and $95 per month for our Charlotte, North Carolina location.

Costs and Effects of Compliance with Local, State and Federal Environmental Laws

Given the nature of the Company's business operations, local, state and federal environmental laws do not impose any material costs or have any material effect on the Company.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Our corporate headquarters are in a leased space located in San Francisco, California. The Company also leases office space in San Anselmo, California and Charlotte, North Carolina. We lease the San Anselmo office pursuant to a 36-month lease entered into on August 15, 2010 and extended on February 26, 2013 through August 31, 2016. Our monthly rental was $1,840 until August 31, 2013, $2,044 per month through August 31, 2014, and $2,095 per month through August 31, 2015 and $2,146 through December 31, 2015.

In 2016 we continue to lease an office at 251 Sir Francis Drake Blvd. in San Anselmo California and our rental payments will be $2,146 until September 2016.  On January 1, 2016 we leased another office in San Anselmo located at 255 Sir Francis Drake Blvd., pursuant to a 12-month lease.  Our monthly rental payment is $1,339.

We lease the San Francisco and Charlotte spaces pursuant to a commercial lease on a month to month basis. Our total monthly rental for the two locations is $294.   See "Item 1. Business – Offices" for more information concerning our three business addresses.

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

ITEM 3.     LEGAL PROCEEDINGS.

Although the Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business, there are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company's management does not know of any such action being contemplated.

ITEM 4.     MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.     MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded in the United States on the OTCQB, operated by the OTC Markets Group. Our symbol is "MCCX."  Additionally, on February 2, 2016, the Company's shares of common stock became listed for trading on the TSX Venture Exchange in Canada under the symbol "MCX".  On March 7, 2016, the closing price of our common stock was $1.85.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTCQB. We obtained the following high and low bid information from the OTCQB. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year – 2015	High Bid	Low Bid

Fourth Quarter: 10/01/15 to 12/31/15	$1.75	$0.58
Third Quarter: 07/01/15 to 09/30/15	$0.85	$0.53
Second Quarter: 04/01/15 to 06/30/15	$1.10	$0.58
First Quarter: 01/01/15 to 03/31/15	$1.05	$0.25

Fiscal Year – 2014	High Bid	Low Bid

Fourth Quarter: 10/01/14 to 12/31/14	$0.40	$0.15
Third Quarter: 07/01/14 to 09/30/14	$0.30	$0.12
Second Quarter: 04/01/14 to 06/30/14	$0.43	$0.19
First Quarter: 01/01/14 to 03/31/14	$0.50	$0.43

Holders

There are 98 holders of record for our common stock.  There are a total of 20,426,158 shares of common stock outstanding.  As some of our shares of common stock are held in "street name" by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Section 15(g) of the Securities Exchange Act of 1934

Since our shares of common stock are considered to be "penny stocks" under Rule 3a51-1 promulgated under the Exchange Act, the provisions of Section 15(h) of the Exchange Act and the rules promulgated thereunder are applicable to brokers and dealers who engage in transactions in our shares. Section 15(h) provides, among other things, that a broker-dealer engaging in a transaction in our shares of common stock must (1) approve the customer for the specific transaction and receive from the customer a written agreement to the transaction; (2) furnish the customer a disclosure document describing: (i) the risks of investing in penny stocks in both public offerings and secondary trading, (ii) the broker/dealer's duties to the customer and of the rights of remedies available to customers with respect to violations of these duties, (iii) terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, and (iv) FINRA's toll free telephone number for information on the disciplinary history of broker/dealers and their associated persons; (3) disclose to the customer the current market quotation for our common stock; and (4) disclose to the customer the amount of compensation the firm and its broker will receive for the trade. In addition, after executing the sale, a broker-dealer must send to its customer monthly account statements showing the market value of each penny stock held in the customer's account. Consequently, the Section 15(h) and the rules promulgated thereunder may affect the ability of broker/dealers to sell our shares of common stock and also may affect a shareholder's ability to sell shares of our common stock in the secondary market.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2015 with respect to compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)

Equity compensation plans approved by security holders	None	None	None

Equity compensation plans not approved by securities holders	1,730,000	$0.70	312,616

Total	1,730,000	$0.70	312,616

Recent Sales of Unregistered Securities

On February 2, 2016, the Company completed a private placement of 3,660,000 restricted shares of our common stock to nine persons in consideration of $2,745,000 or $0.75 per share.  The private placement was completed in connection with and as a condition of listing of the Company's common stock on the TSX Venture Exchange.  The shares were sold in pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transactions took place outside of the United States of America with non-US persons. No commissions were paid by the Company in connection with this offering.  We completed this offering our shares of common stock pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended (the "Securities Act") on the basis that the sale of such shares was completed in "offshore transactions", as defined in Rule 902(h) of Regulation S.  We did not engage in any "directed selling efforts", as defined in Regulation S, in the United States in connection with the sale of this shares or our common stock.  The investors represented to us that the investors were not U.S. persons, as defined in Regulation S, and were not acquiring the Shares for the account or benefit of a U.S. person.

Purchases of Equity Securities

During the three months ended December 31, 2015, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

Overview

We are a customer experience (CX) management solutions company that develops and delivers technology products such as Touchpoint Mapping®, an on-demand ("cloud based") suite of customer experience management software, that also provides professional and related services designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

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

Our current product, Touchpoint Mapping® On-Demand, is a research-based software solution designed to be a comprehensive customer experience solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. Touchpoint Mapping® On-Demand is designed to enable an organization's personnel to see where and how to improve brand and customer loyalty, and their customers' experiences across multiple channels and touchpoints, including web, sales, marketing, contact center, social, mobile, physical locations and others.

Our value-added and professional services help primarily large and medium organizations plan, design and deliver better customer experiences and organize to do so, in addition to analysis and review of client data gathered through our application. Other services include customer experience training, strategy consulting and business process optimization, and are directed toward increasing our customers' adoption of our products and services, helping our customers maximize their return on investment, and improving our customers' efficiency.

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

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of December 31, 2015, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping® On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping® On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

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

Operating Expenses

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

Under the accounting guidance, when multiple-deliverables included in an arrangement are separated into different units of accounting, the arrangement consideration is allocated to the identified separate units based on a relative selling price hierarchy. We determine the relative selling price for a deliverable based on its vendor-specific objective evidence of selling price ("VSOE"), if available, third-party evidence ("TPE"), if VSOE is not available; and our best estimate of selling price ("BESP"), if neither VSOE nor TPE is available. Due to the relatively recent introduction of the Touchpoint Mapping® On-Demand, and its related services, and due to differences in our service offerings compared to other parties and the lack of availability of relevant third-party pricing information, we have determined that VSOE and TPE are not practical alternatives. Therefore, the Company uses BESP to determine selling price of significant deliverables.

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

Income Taxes

No provision for income taxes at this time is being made due to the offset of cumulative net operating losses.  A full valuation allowance has been established for deferred tax assets based on a "more likely than not" threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided under the United States Internal Revenue Code of 1986, as amended and the rules promulgated thereunder. While the Company's statutory tax rate can range from 15% - 39% depending on taxable income level, the effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

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

Results of Operations

	Year Ended		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Revenue	$1,334,732	$2,056,678	$(721,946)	(35%)

Revenues decreased for the year ended December 31, 2015 primarily due to decreased sales of our consulting services.

	Year Ended		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Cost of Goods Sold	$490,716	$536,606	$(45,890)	(9%)

Cost of goods sold decreased by $45,890 during the year ended December 31, 2015 as compared to the same period in 2014 mainly as a result of a decrease of approximately $30,000 in professional fees, including contract labor, marketing & promotion, and research vendors in 2015 combined with a decrease of $32,000 in reimbursable expenses such as lodging, meals and entertainment and transportation in the same period, being partially offset by an increase of approximately $18,000 in other professional fee costs and $2,000 in other increases.

	Year Ended		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Salaries and Wages	$994,214	$992,281	$1,933	0.19%

Salaries and wages increased for the year ended December 31, 2015 as compared to the same period in 2014 mainly due to a reduction in staff salaries and related benefits of approximately $239,000 in 2015 and a decrease in commissions of $14,000 over the same period, being partially offset by increases in officer salaries of $144,000 due to the hiring of a new officer in 2015 and stock based compensation expense of $111,000.

	Year Ended		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Contract Services	$182,429	$130,104	$52,325	40.22%

Contract services expenses increased $52,325 during the year ended December 31, 2015 as compared to the same period in 2014. The increase was primarily due increases in business development expenses of $21,000, corporate and investor relations expenses of $58,000, marketing expenses of $17,000 and product development expenses of $8,000. These increases were offset by decreases in contract accounting and administration costs of $52,000.

	Year Ended		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Other General and Administrative	$659,154	$395,849	$263,305	66.52%

Other general and administrative costs increased $263,305 for the year ended December 31, 2015 as compared to the same period in 2014 primarily due to increased expenses in all of the following categories: marketing and promotion, administration, professional fees, and insurance.

	Year Ended		Change from	Percent Change
	2015	2014	Prior Year	from Prior Year
Other Income/Expense	$12,428	$12,278	$150	1.22%

Other income (expense) remained relatively flat during the period.  Fluctuations in other income (expense) are primarily related to unrealized gains and losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31, 2015	December 31, 2014
Cash and Cash Equivalents	$492,733	$649,063
Working Capital	$349,740	$638,707

Anticipated Uses of Cash

In 2015, our primary areas of investment were professional staff to support our services business, as well as staff to support SaaS product delivery and client relationship management. We also invested in product development and sales and marketing activities, including sales and staff, marketing and sales automation software and other related services.

In 2016, our primary areas of investment are expected to continue to be professional staff to support our services business, as well as staff to support SaaS product delivery and manage client relationships. We also anticipate investments in product development and sales and marketing activities, including building our sales and marketing staff, marketing and advertising services, and other related activities.  A secondary area of investment may include the hiring of business development staff to support the development of our indirect distribution channels.

We currently plan to fund these planned expenditures with cash flows generated from ongoing operations during this period and/or additional capital raised through debt financing and/or through sales of common stock. We will consider raising capital through debt financing and/or additional sales of common stock if necessary.  We do not intend to pay dividends in the foreseeable future.

Based upon the current level of our operations and our current expectations for future periods in light of the current economic environment, we believe that cash flow from our operations and available cash, together with available borrowings, will be adequate to finance the capital requirements for our business during the next 12 months. In the future we may make acquisitions of businesses or assets or commitments to additional capital projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources will be required. Depending on the size of a transaction, the capital resources that will be required can be substantial. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against our assets or the issuance of securities.

Debt Obligations

On September 16, 2011, we executed a $100,000 (Canadian dollars) note with Brad Holland.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016. As of December 31, 2015, principal and accrued interest was $70,829 and $4,135, respectively.

On September 7, 2011, we executed a $50,000 note with McLellan Investment Corporation, an unrelated party.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. As of December 31, 2015, principal and accrued interest was $50,000 and $2,583, respectively.

Cash Flow for the Years Ended December 31, 2015 and 2014

Operating Activities. Net cash (used in) provided by operating activities decreased by $605,579 (or >100%), to ($582,445) used in operation for the twelve months ended December 31, 2015 compared to $23,134 provided by operations for the twelve months ended December 31, 2014. The decrease in cash provided by operating activities was attributable primarily to a ($997,474) reduction in net income, partially offset by increases in cash flow due to the change in net working capital of $174,167 and increases in cash flow due to the change in other adjustments of $217,728.  The increase of cash flow from net working capital was primarily due to collections in accounts receivable.

Days Sales Outstanding (DSO) during the year ended December 31, 2015 was approximately 31 days compared to approximately 29 days during the year ended December 31, 2014.  This was a direct result of entering into services agreements with clients whose payment terms more closely matched our historical 30 days.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2015 and 2014 amounted to $87,635 and $28,061, respectively and primarily consisted of capitalized software development costs.

Financing Activities. Net cash provided by financing activities for years ended December 31, 2015 and 2014 amounted to $513,750 and $0, respectively and cash provided in 2015 was the result of the sale of our restricted common stock during that year.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2015.

Contractual Obligations

We lease two facilities in northern California, under operating leases both expected to expire in 2016. We do not have any debt capital lease obligations. As of December 31, 2015, the following table summarizes our contractual obligation under the foregoing lease agreement and the effect such obligation is expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (a)	$33,239	$33,239	$-	$-	$-
Purchase obligations (b)	$18,387	$18,387	$-	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MCORPCX, INC.

Index to Financials

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
 McorpCX, Inc.
San Francisco, California

We have audited the accompanying balance sheet of McorpCX, Inc.  as of  December 31, 2015, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  McorpCX, Inc.  as of  December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred net losses for the year ended December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas
March 30, 2016

Index to Financials

To the Board of Directors and Stockholders
McorpCX, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

We have audited the accompanying balance sheets of McorpCX, Inc. ("the Company") as of December 31, 2014 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, at December 31, 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DAVID LEE HILLARY, JR. CPA, CITP

David Lee Hillary, Jr., CPA, CITP
Noblesville, Indiana
March 5, 2014

5797 East 169th Street, Suite 100 Noblesville, IN 46062	317-222-1416	www.HillaryCPAgroup.com

Index to Financials

McorpCX, Inc.
Balance Sheets

	December 31,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$492,733	$649,063
Accounts receivable	114,805	162,340
Total current assets	607,538	811,403
Long term assets:
Property and equipment, net	89,725	91,048
Capitalized software development costs, net	61,224	91,378
Intangible assets, net	83,072	68,906
Other assets	23,541	53,955
Total assets	$865,100	$1,116,690

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$133,046	$79,492
Deferred revenue	118,034	91,319
Other current liabilities	6,718	1,885
Total current liabilities	257,798	172,696
Notes payable	50,000	50,000
Notes payable-related party	70,829	86,171
Total liabilities	378,627	308,867
Commitments and contingencies	-	-
Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 16,766,158 and 16,081,158 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	3,339,503	2,666,502
Accumulated deficit	(2,853,030)	(1,858,679)
Total shareholders' equity	486,473	807,823
Total liabilities and shareholders' equity	$865,100	$1,116,690

The accompanying notes are an integral part of these statements.

Index to Financials

McorpCX, Inc.
Statements of Operations

	Year Ending
	December 31,
	2015	2014

Revenue
Consulting services	$1,125,490	$1,803,997
Products & other	209,242	252,681
Total revenue	1,334,732	2,056,678
Cost of goods sold
Labor	253,435	265,473
Products and other	237,281	271,133
Total cost of goods sold	490,716	536,606
Gross profit	844,016	1,520,072
Expenses
Salaries and wages	994,214	992,281
Contract services	182,429	130,104
Other general and administrative	659,154	395,849
Total expenses	1,835,797	1,518,234

Net operating income (loss)	(991,781)	1,838

Interest income (expense)	(14,998)	(10,993)

Other income (expense)	12,428	12,278

Income (loss) before income taxes	(994,351)	3,123

Income tax provision	-	-

Net income (loss)	$(994,351)	$3,123

Net income (loss) per share-basic and diluted	$(0.060)	$0.000

Weighted average common shares outstanding-basic and diluted	16,492,158	16,081,158

The accompanying notes are an integral part of these statements.

Index to Financials

McorpCX, Inc.
Statements of Common Shareholders' Equity

	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2013	16,081,158	$-	$2,618,274	$(1,861,414)	$756,860
Stock based compensation - stock options	-	-	48,228	(388)	47,840
Net income	-	-	-	3,123	3,123
Balance at December 31, 2014	16,081,158	$-	$2,666,502	$(1,858,679)	$807,823
Stock based compensation - stock options	-	-	159,251	-	159,251
Common stock issued for cash	685,000	-	513,750	-	513,750
Net loss	-	-	-	(994,351)	(994,351)
Balance at December 31, 2015	16,766,158	$-	$3,339,503	$(2,853,030)	$486,473

The accompanying notes are an integral part of these statements.

Index to Financials

McorpCX, Inc.
Statements of Cash Flows

	December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(994,351)	$3,123
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	103,462	75,806
Stock compensation expense	159,251	47,840
Loss on disposal of assets	1,484	-
Unrealized gain on foreign currency translation	(14,158)	(13,829)
Realized loss on foreign currency translation	(911)	-
Changes in operating assets and liabilities:
Accounts receivable	47,535	(87,362)
Other assets	30,415	(48,002)
Accounts payable	53,281	(30,624)
Other current liabilities	(273)	-
Deferred revenue	26,715	88,069
Accrued interest	5,105	(11,887)

Net cash (used in) provided by operating activities	(582,445)	23,134

INVESTING ACTIVITIES
Equipment purchases	(2,597)	(1,811)
Capitalized web development costs	(40,863)	(26,250)
Capitalized software development costs	(44,175)	-

Net cash used in investing activities	(87,635)	(28,061)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	513,750	-

Net cash provided by financing activities	513,750	-

Decrease in cash and cash equivalents	(156,330)	(4,927)

Cash and cash equivalents, beginning of year	649,063	653,990

Cash and cash equivalents, end of year	$492,733	$649,063

Supplemental disclosure of cash flow information:
Interest paid	9,893	9,380

The accompanying notes are an integral part of these statements.

Index to Financials

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015 & 2014

Note 1: Organization and Basis of Presentation

McorpCX, Inc. (the "Company") is a for profit corporation established under the corporation laws in the State of California, United States of America on December 14, 2001. The corporation operated as The Innes Group, Inc., dba MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011.  During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at the Company's Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc.

The Company develops and delivers technology-enabled products and services that improve customer experience management capabilities for corporations. The Company's products assist companies who wish to improve business performance by measuring and transforming the ways they interact with customers.

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

The Company's financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the Company's note payable approximates book value as of December 31, 2015 and December 31, 2014.

Advertising Expense

Advertising is expensed as incurred. Advertising expense incurred during the twelve months ended December 31, 2015 and 2014, was $1,417 and $10,559 respectively.

Property, Equipment, and Depreciation

Property and equipment are stated at cost less depreciation. Betterments, renewals, and extraordinary repairs over $1,000 that extend the life of the assets are capitalized; other repairs and maintenance are expensed. We measure property, plant and equipment, at fair value on a nonrecurring basis. The cost and accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized as other income or expense. Depreciation and amortization is computed on the straight line method over the applicable estimated depreciable life as follows:

Depreciable Asset Class	Depreciable Life
Real Property Improvements	15 Years
Computer Equipment	5 Years
Furniture and Fixtures	7 Years
Leasehold Improvements	Lease life
Machinery and Equipment	7 Years

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

Website Development Costs

An update to our existing Company's website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015.  Now that the website is live, all capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website.  During the twelve months ended December 31, 2015, $25,863 of amortization expense was recorded.  As of December 31, 2014, these changes had not yet gone live; accordingly, no amortization had been recorded during the twelve months ended December 31, 2014.

Intangibles

Intangible assets include an online media asset (PetroPortfolio), a LinkedIn group.  PetroPortfolio is periodically reviewed for impairment indicators and tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows.

Index to Financials

Revenue Recognition

Products

The company has added SaaS (Software as a Service) technology to its offerings. SaaS is a subscription based offering that includes nonrefundable setup fees, subscription fees, professional services, and consulting fees related to implementation, customization, configuration, training, and other value added services. The company accounts for multiple-element arrangements by following ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, as amended by Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements. At the inception of the arrangement, and again as each element is delivered, the company evaluates all deliverables in the offering to determine whether they represent separate units of accounting based on the following criteria: 1) the items have value to the customer on a standalone basis and 2) if the arrangement includes a general right of return relative to the delivered item, delivery or perfor-mance of the undelivered item or items is considered probable and substantially in the control of the company.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, to provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures requirement. ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management's plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration

Index to Financials

of management's plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for the annual reporting period ending after December 15, 2016, and for annual periods and interim periods thereafter. We do not expect the adoption of this guidance will have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 470): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 eliminate the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be either applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented and early adoption is permitted. We early-adopted the ASU 2015-17 on a prospective basis as of December 27, 2015 and the statement of financial position as of this date reflects the revised classification of current deferred tax assets and liabilities as noncurrent.  Adoption of the ASU resulted in an immaterial reclassification between current deferred tax assets and non-current deferred tax assets. There is no other impact on the financial statements of early-adopting the ASU.

Note 4: Property and Equipment

Property and equipment consist of:	Dectember 31,	December 31,
	2015	2014
Furniture	$31,731	$31,731
Computers and hardware	50,613	49,826
Software	38,646	38,646
Equipment	2,359	2,359
Leasehold Improvements	95,608	95,608
Land	85,000	85,000
Land Improvements	4,000	4,000
	307,957	307,170
Less: accumulated depreciation	(218,232)	(216,122)
	$89,725	$91,048

Depreciation expense incurred during the twelve months ended December 31, 2015 and 2014 was $2,110 and $1,871, respectively.

Note 5: Capitalized Software Development Costs

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

Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $61,224 and $91,378 as of December 31, 2015 and 2014, respectively. Amortization expense incurred during the twelve months ended December 31, 2015 and 2014 was $74,329 and $54,827, respectively.

Index to Financials

Note 6: Intangible Assets

Intangibles consist of the following as of December 31,

	2015
	Gross	Accumulated Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$41,614
Website development costs	67,113	(25,863)	$41,250
LinkedIn Group	2,500	(2,292)	$208
Organization costs	1,377	(1,377)	$-
Total intangibles	$202,141	$(119,069)	$83,072

	2014
	Gross	Accumulated Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$41,614
Website development costs	26,250	-	$26,250
LinkedIn Group	2,500	(1,458)	$1,042
Organization costs	1,377	(1,377)	$-
Total intangibles	$161,278	$(92,372)	$68,906

Development of a new Company website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015.  Now that the website is live, all capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website.

Amortization of identifiable intangible assets was $833 and $833 for the twelve months ended December 31, 2015 and 2014, respectively.

The Company's intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset group containing these assets may not be recoverable.  There were no impairment charges during the twelve months ending December 31, 2015 and 2014.

Note 7: Stock-Based Compensation

The Company's stock-based compensation program was established in 2008 under conditions that Plan Shares cannot exceed 30% of any outstanding issue or 2,500,000 shares, whichever is the lower amount.  In December 2015 the Company adopted a revised share option plan in which Plan Shares cannot exceed 10% of the total issued and outstanding shares at any time.  All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and have a 10-year term.

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

The company currently has the following active option commitments as of December 31, 2015.  Three options were forfeited prior to the end of 2015. All options have a graded vesting schedule and a ten-year term.

Index to Financials

Grant #	Grant date	Shares granted	Exercise Price	Date shares forfeited	Shares outstanding as of December 31, 2015
Option #1	02/07/11	300,000	$0.35	N/A	300,000
Option #2	09/03/13	300,000	0.40	N/A	300,000
Option #3	11/25/13	80,000	0.50	11/13/14	-
Option #4	01/02/14	80,000	0.50	06/29/15	-
Option #5	01/02/14	80,000	0.50	07/14/15	-
Option #6	05/15/15	100,000	0.75	N/A	100,000
Option #7	05/16/15	600,000	0.75	N/A	600,000
Option #8	07/06/15	80,000	0.81	N/A	80,000
Option #9	12/23/15	50,000	1.15	N/A	50,000
Option #10	12/23/15	75,000	1.15	N/A	75,000
Option #11	12/23/15	75,000	1.15	N/A	75,000
Option #12	12/23/15	50,000	1.15	N/A	50,000
Option #13	12/23/15	50,000	1.15	N/A	50,000
Option #14	12/23/15	50,000	1.15	N/A	50,000
					1,730,000

At December 31, 2015, 620,000 stock options were exercisable and $85,074 and $91,751 of total compensation cost related to vested share-based compensation grants had been recognized for years ended December 31, 2015 and 2014, respectively.  For the year ended December 31, 2015 an additional $74,177 of compensation cost was recognized as a result of a board resolution that modified the exercise price of option #1 above from $0.35 to $0.05.  Unrecognized compensation expense from stock options was $236,086 at December 31, 2015, which is expected to be recognized over a weighted-average vesting period of 1.39 years beginning January 1, 2016.

The following table summarizes our stock option activity for the twelve months ended December 31, 2015:

			Weighted Avg
		Weighted	Remaining	Aggregate
	Number of	Avg EP per	Contractual	Intrinsic
	Shares	Share	Term (Yrs)	Value
Outstanding at December 31, 2013	680,000	$0.39	8.57	75,000
Granted	160,000	$0.50	-	-
Exercised	-	$-	-	-
Forfeited or expired	(80,000)	$(0.01)	-	-
Outstanding at December 31, 2014	760,000	$0.40	7.73	1,600,200
Granted	1,130,000	$-	-	985,200
Exercised	-	$-	-	-
Forfeited or expired	(160,000)	$-	-	-
Outstanding at December 31, 2015	1,730,000	$0.70	8.37	$1,810,200
Exercisable at December 31, 2015	620,000	$0.45	6.82	$803,000

As of December 31, 2015, the Company had 1,730,000 of outstanding stock options, representing stock option that previously vested and those which are expected to vest, with a weighted-average exercise price of $0.70.

The following assumptions were used to calculate weighted average fair values of the options granted in the twelve months ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Expected life (in years)	5.75	5.50
Risk-free interest rate	1.91%	2.07%
Volatility	49.66%	65.22%
Dividend yield	-	-
Weighted average grant date fair value per option granted	$(0.34)	$0.29

Index to Financials

To the extent the actual forfeiture rate is different than what has been anticipated, share-based compensation expense related to these options will be different from expectations.

Note 8: Concentrations

The Company sells services to a broad range of clients under various terms. The mix of clients ranges from start-ups to Fortune 500 companies across multiple industries.

The Company sells products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients.  For the twelve months ended December 31, 2015 and 2014, the percentage of sales and the concentrations are as follows:

	2015	2014
Largest client	41.60%	47.13%
Second largest client	12.44%	19.71%
Third largest client	10.53%	10.82%
Next three largest clients	17.99%	20.93%
All other clients	17.44%	1.41%
	100.00%	100.00%

During 2012, the Company entered a consulting services agreement with mfifty, which is a related party. The President of the Company is also an owner of mfifty. During the twelve months ended December 31, 2014, the company earned consulting revenues of approximately $7,709 from this related party.  There were no revenues from the related party for the year ended December 31, 2015.

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 9: Commitments and Contingencies

Leases

The Company leases one facility in northern California under an operating lease that expires in 2016. Effective January 1, 2016, the Company entered into a second lease for a facility in the same building with a 12-month term and monthly rent of $1,339.  Rent expense under operating leases was $35,521 and $29,772 for the twelve months ended December 31, 2015 and 2014.

As of December 31, 2015, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2016	$33,239
2017	-
2018	-
2019	-
2020	-
Total minimum lease payments	$33,239

Purchase Obligations

The Company has entered into non-cancelable service contracts related to SaaS licenses which expire in the year ended December 31, 2016. As of December 31, 2015, future payments under these contractual obligations were as follows:

Index to Financials

2016	$18,387
2017	-
2018	-
2019	-
2020
Total purchase obligations	$18,387

Note 10: Debt

On September 16, 2011, a $100,000 CAD note was executed with Brad Holland, a 2.02% shareholder.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016.  All accrued interest to date was paid in September 2014.  Subsequent to this payment, the Company recorded an unrealized gain of $13,829 during 2014 related to the revaluation of this note from CAD $100,000 CAD to $86,171 USD. As of December 31, 2015, principal and accrued interest was $70,829 and $4,135, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party.  The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. All accrued interest to date was paid in September 2014.  As of December 31, 2015, principal and accrued interest was $50,000 and $2,583, respectively.

Interest expense was $14,998 and $10,993 for the twelve months ended December 31, 2015 and 2014, respectively and consists of interest on the Company's debt, short-term promissory note, and credit card balances.

Note 11: Shareholders' Equity

On May 27, 2015, the Company issued 685,000 shares of common stock at a price of US$0.75 per share for total gross proceeds of $513,750.  The proceeds from the issuance will be used for general corporate purposes.

The Company is authorized to issue 30,000,000 shares of common stock, no par value per share.  As of December 31, 2015 there were 16,766,158 shares of common stock outstanding.

Note 12: Income Taxes

As of December 31, 2015, the Company has net operating loss carry-forwards of approximately $2,400,000 that begin to expire in 2031.   Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2015	2014
Net operating losses	$800,000	$500,000
Less: valuation allowance	(800,000)	(500,000)
Net deferred tax assets	$-	$-

Note 13: Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  For the twelve months ended December 31, 2015 and 2014, the assumed exercise of share options is anti-dilutive due to the Company's net loss and are excluded from the determination of net income (loss) per share – basic and diluted.  Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented.

Index to Financials

The computations for basic and diluted net loss per share are as follows:

	Year Ended December 31,
	2015	2014
Net income (loss)	$(994,351)	$3,123
Basic and diluted weighted average common shares outstanding	16,492,158	16,081,158
Net income (loss) per share, basic and diluted	$(0.06)	$0.00

Note 14: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended December 31, 2015, the Company had a net loss of ($994,351).  These circumstances result in substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 15: Subsequent Events

On February 2, 2016, we completed a private placement of 3,660,000 restricted shares of our common stock to nine persons in consideration of $2,745,000 or $0.75 per share.  The private placement was completed in connection with and as a condition of our listing on the TSX Venture Exchange. The proceeds will be used for sales and marketing, product development and for general working capital purposes.

As of December 31, 2015, management has proposed an amendment to the Plan which has not yet been approved by shareholders.  Stock to be offered under the amended stock option plan would be shares of Common Stock. The aggregate number of shares reserved for issuance under this plan would be fixed at 10% of the total number of issued and outstanding shares of Common Stock from time to time, such that the Common Stock reserved for issuance under this plan would increase automatically with increases in the total number of shares of Common Stock issued and outstanding.

If an Option expires, is surrendered in exchange for another Option, or terminates for any reason during the term of this Plan prior to its exercise in full, the shares subject to but not delivered under such Option would be available for Options thereafter granted and for replacement Options which may be granted in exchange for such surrendered or terminated Options. Common Stock which has been issued pursuant to the exercise of Options granted under this Plan since the inception of the Plan would not be considered to reduce the maximum number of Shares which may be issued to Eligible Participants under Options issued and outstanding pursuant to this Plan.

As noted in footnote 9, effective January 1, 2016, the Company entered into a second lease for a facility in northern California with a 12-month term and monthly rent of $1,339.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants or auditors on accounting and financial disclosures from January 1, 2010 through December 31, 2015 and through the date of this report.   On February 15, 2016, our board of directors approved and authorized the engagement of the accounting firm of MaloneBailey LLP ("MaloneBailey") as the Company's new independent registered public accounting firm upon the voluntary resignation of Hillary CPA Group, CPA ("Hillary").

(a)	Resignation of Independent Registered Public Accounting Firm

On February 15, 2016, Hillary CPA Group, voluntarily resigned as principal independent registered public accounting firm of the Company. The resignation of Hillary was delivered further to the voluntary withdrawal by Hillary of its registration with the Public Company Accounting Oversight Board.

The reports of Hillary dated March 5, 2015 on the Company's financial statements for the two most recent fiscal years ended December 31, 2014 and 2013, respectively, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements for the two most recent fiscal years ended December 31, 2014 and 2013, and in the subsequent interim periods through the effective date of resignation of Hillary on February 15, 2016, there were no "disagreements" (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions to Item 304), resolved or not, with Hillary on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hillary, would have caused Hillary to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years.

During the Company's two most recent fiscal years ended December 31, 2014 and 2013 and in any subsequent interim periods through the effective date of resignation of Hillary on February 15, 2016, there were no "reportable events" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

We provided Hillary with a copy of our Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that Hillary furnish us with a letter addressed to the Securities and Exchange Commission stating whether Hillary agreed with the statements made in the Form 8-K, and if not, stating the aspects with which he did not agree. A copy of the letter from Hillary, dated February 16, 2016, is filed as Exhibit 16.1 to our Form 8-K filed with the SEC on February 17, 2016.

(b)	New Independent Registered Public Accounting Firm

On February 15, 2016, we engaged MaloneBailey as our principal independent registered public accounting firm effective February 16, 2016.  The decision to engage MaloneBailey as our principal independent registered public accounting firm was been approved by the Company's audit committee and board of directors.

During the two most recent fiscal years ended December 31, 2014 and 2013 and the subsequent interim period through the effective date of appointment of MaloneBailey on February 16, 2016, we had not, nor had any person on behalf of us, consulted with MaloneBailey regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had MaloneBailey provided us with a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosures Control and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer and the Company's Executive Vice President, of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(1)
We do not have adequate written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness;

(2)
We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness;

(3)
The Company has an audit committee which includes an audit committee financial expert; however, the audit committee is not independent. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less independent supervision over management. Our management determined that this deficiency constituted a material weakness.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses

We are in the process of developing and implementing remediation plans to address our material weakness.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers serve at the pleasure of the board of directors. The board of directors has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Michael Hinshaw	53	President, Chief Executive Officer,
201 Spear Street, Suite 1100		Treasurer, Principal Accounting
San Francisco, CA 94105		Officer and a member of the Board of Directors

Lynn Davison	52	Chief Operating Officer
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	56	Vice President
201 Spear St. Suite 1100
San Francisco, CA 94105

Barry MacNeil	54	Chief Financial Officer
201 Spear Street, Suite 1100
San Francisco, CA 94105

Giuseppe Perone	36	Secretary
201 Spear Street, Suite 1100
San Francisco, CA 94105

Daniel Carlson	48	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Hugh Rogers	36	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Ashley Garnot	29	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

There are no family relationships between any of our directors or executive officers.

Background of Officers and Directors

Michael Hinshaw – President, Chief Executive Officer, Treasurer, Principal Accounting Officer and a Director.

Since March 31, 2006, Mr. Hinshaw has been our President, Chief Executive Officer, Principal Accounting Officer and a director. Mr. Hinshaw has served as Treasurer and Principal Accounting Officer since December 7, 2011.  From December 7, 2011 until November 20, 2015, Mr. Hinshaw was our Chief Financial Officer. Mr. Hinshaw founded The Innes Group, Inc. (now McorpCX, Inc.) in 2001.  From 1999 until 2002, Mr. Hinshaw served as President and Chief Executive Officer of Verida Internet Corp.  Prior to its sale in 1999, Mr. Hinshaw served as President of Triad Inc., a brand strategy and management consulting firm. Mr. Hinshaw holds a MFA in Design and Communication and a BFA in Graphic Design from the Academy of Art University in San Francisco.

Lynn Davison – Chief Operating Officer

Since October 9, 2013, Ms. Davison has been our Chief Operating Officer, and has served as our Secretary from February 3, 2012 until November 20, 2015.  Ms. Davison served as our Vice-President from February 7, 2011 to October 9, 2013.  From April 2004 to February 2011, Ms. Davison worked as a management consultant to a range of start-up, mid-sized and Fortune 500 clients providing strategic business consulting services. From 1994 through April, 2004, Ms. Davison was a co-founder of C-Change, Inc., a management consulting firm working with Fortune 500 companies. Ms. Davison has a BA in economics from Whitman College in Walla Walla, Washington and is a certified Project Management Professional (PMP) by the Project Management Institute.

Stephen Shay – Vice President

On May 16, 2015, Stephen Shay was appointed as our Vice President. Mr. Shay was appointed as Vice President because of his previous experience in accelerating business growth by building global sales teams, bringing enterprise-class technology solutions to market, executing mergers & acquisitions, and developing enterprise-wide customer and partner experience capabilities.  Mr. Shay's passion for and experience with customer experience brought him to McorpCX, where he will be engaged in areas of strategic planning, business development, client engagement management and furthering Mcorp's expertise, domain knowledge, and product and service offerings in the customer experience space.  Prior to joining McorpCX, Mr. Shay enjoyed a nearly 21-year career with Microsoft Corporation, a Washington corporation, where he served as an executive leader in Sales, Operations, and IT. From November 2010 to September 2014, he was General Manager, Customer Experience, responsible for conceptualizing and driving high-impact initiatives designed to transform the customer centricity of the organization and delivering simplified, seamless, and successful interactions across the customer and partner lifecycle at Microsoft. From August 2005 to November 2010, Mr. Shay was General Manager, Strategy & Business Development, providing strategic leadership for the Sales, Marketing and Services functions supporting the company's acquisition growth strategy–building monetization and integration strategies for 90+ acquisitions with a total consideration of $13B.  Mr. Shay earned a Bachelor of Science Degree in Management & Computer Information Systems, from Park University, Kansas City, Missouri and completed additional undergraduate studies in architecture at the University of Kansas.

Barry MacNeil – Chief Financial Officer

Barry MacNeil was appointed as Chief Financial Officer on November 20, 2015, due to his more than 20 years of accounting experience in public and private practice. Since March 2015 Mr. MacNeil has served as Controller for TAG Oil Ltd., an oil and gas exploration and production company headquartered in Vancouver British Columbia.  From August 2012 Mr. MacNeil has served as CFO of Coronado Resources, a junior power generation company with natural gas co-generation and hydroelectric power production in New Zealand.  TAG Oil Ltd. Trades on the TSXV exchange under the symbol TAO and also trades on the OTC-QX exchange under the symbol TAOIF and files reports with the Canadian Securities Administrators and the United States Securities Exchange Commission. Coronado Resources Ltd. trades on three exchanges: TSXV, CSE, and OTCQX under the symbols CRD, CRD, and CRDAF respectively and files reports with the Canadian Securities Administrators and the United States Securities Exchange Commission.  From October 2004 through March 2008, Mr. MacNeil served as a member of the board of directors, CFO and Secretary for Trans-Orient Petroleum Ltd., a company that invests in early-stage resource and technology companies.  Trans-Orient Petroleum Ltd.   Mr. MacNeil is a Chartered Public Accountant and earned a diploma in Financial Management from the British Columbia Institute of Technology.

Giuseppe Perone – Secretary

On November 20, 2015, Giuseppe (Pino) Perone was appointed as our Secretary.  Mr. Perone was appointed as our Secretary because of his experience practicing as a corporate lawyer, and his legal experience in a variety of corporate and commercial matters. Mr. Perone is in the private practice of law in British Columbia and since December 2009 Mr. Perone has served as General Counsel for TAG Oil Ltd., an oil and gas exploration and production company headquartered in Vancouver British Columbia.  From September 2006 to November 2009 Mr. Perone served as General Counsel for DLJ Management Corp., a consulting company in Vancouver Canada and from September 2005 to August 2006 Mr. Perone served as an Articled Student with Lang Michener LLP.   Mr. Perone was a member of the board of directors for TAG Oil Ltd. From July 2007 to December 2009 and from December 2010 Mr. Perone has been the Secretary for TAG Oil Ltd.  TAG Oil Ltd. Trades on the TSXV exchange under the symbol TAO and also trades on the OTC-QX exchange under the symbol TAOIF and files reports with the Canadian Securities Administrators and the United States Securities Exchange Commission.  Mr. Perone was also a member of the board of directors for Coronado Resources Ltd. from August 2012 to March 2013 and served as the Secretary for Coronado Resources Ltd. from August 2012 until present. Coronado Resources Ltd. is a junior power generation company with natural gas co-generation and hydroelectric power production in New Zealand.  Coronado Resources Ltd. trades on three exchanges: TSXV, CSE, and OTCQX under the symbols CRD, CRD, and CRDAF respectively and files reports with the Canadian Securities Administrators and the United States Securities Exchange Commission. Mr. Perone obtained a B.A. with Distinction in Sociology from the University of Victoria in 2001 and an LL.B. from the University of Alberta in 2005, and has previously articled at the law firm of Lang Michener LLP (now McMillan LLP) in their Vancouver, British Columbia office. Mr. Perone is also an active member of the Law Society of British Columbia and is licensed to practice law in British Columbia.

Daniel Carlson - Director

On November 20, 2015, Daniel Carlson was appointed to our board of directors.  Since September 2015, Mr. Carlson has been a member of the board of directors of Quantum Materials Corp., a nanotechnology company specializing in the design, development, production, and supply of high-heat resistant quantum dots located in San Marcos, Texas. Quantum Materials Corp. trades on the OTC Markets – OTCQB under the symbol QTMM and files reports with the Securities and Exchange Commission.  From December 2009 to July 2015, Mr. Carlson was chief financial officer for LIFE Power & Fuels, an energy prospecting and investment firm located in San Anselmo, California.  From July 2012 to July 2015, Mr. Carlson was chief financial officer for American Sands Energy Corp., a development stage company located in Salt Lake City, Utah that proposes to engage in the clear extraction of bitumen from oil sands in the Mountain West region of North America using proprietary technology.   Mr. Carlson was a member of the board of directors of American Sand Energy Corp. from February 2012 to July 2015.  American Sands Energy Corp. trades on the OTC Markets – Pink.  Form May 2010 to June 2011, Mr. Carlson was chief financial officer for Colombia Energy Resources Inc., a coal mining company located in San Anselmo, California.  Mr. Carlson was a member of the board of directors of Colombia Energy Resources Inc. from May 2010 to December 2011.  Colombia Energy Resources Inc. traded on the OTC Markets and filed reports with the Securities and Exchange Commission.  On March 29, 2013, Colombia Energy Resources file a Form 15 with the Securities and Exchange Commission and thereby terminated its reporting obligation.   Further, there is no current information available and FINRA members are no longer permitted to post quotations for Columbia Energy Resources Inc. pursuant to Reg. 15c2-11 of the Securities Exchange Act of 1934, as amended. From September 2008 to December 2012, Mr. Carlson was managing director of European American Equities, a broker-dealer located in New York City.  From June 2006 to September 2008, Mr. Carlson was managing director for Primary LLC, an investment banking firm located in New York City.  From September 2005 to June 2006, Mr. Carlson was a contributing editor for Dealflow Media, a research firm located in Petaluma, California.

Hugh Rogers - Director

On November 20, 2015, Hugh Rogers was appointed to our board of directors.  Since March 2015 Mr. Rogers has been a member of the board of directors and is the CEO of Coronado Resources Ltd., a junior power generation company with natural gas co-generation and hydroelectric power production in New Zealand. Coronado Resources Ltd. trades on three exchanges: TSXV, CSE, and OTCQX under the symbols CRD, CRD, and CRDAF respectively and files reports with the Canadian Securities Administrators and the United States Securities Exchange Commission. Since April 2015 he has been the VP Corporate Finance for 3D Signatures Inc., a private Canadian biotechnology company with a highly accurate digital platform for personalized diagnostics and prognostics for cancer and neurodegenerative disorders. From December 2012 to June 2013 Mr. Rogers was responsible for business development of Huldra Silver Inc., a mining and resource prospecting firm located in Vancouver, British Columbia.   From November 2011 to November 2012, Mr. Rogers was a self-employed corporate development consultant located in Vancouver, British Columbia.  From April 2011 to October 2011, Mr. Rogers was corporate counsel for Zimtu Capital Corp., a corporation that invests in mining and resources located in Vancouver British Columbia.  From May 2010 to March 2011, Mr. Rogers was self-employed as an attorney specializing in litigation.  From May 2009 to April 2010, Mr. Hughes was an Articled Student for Legal Services Society of British Columbia.  Mr. Rogers is an attorney licensed to practice law in British Columbia, and is an active member of The Law Society of British Columbia.  Mr. Rogers holds a B.Sc. degree from the University of British Columbia, and holds a Legum Baccalaureus (LLB) degree from University of New Brunswick.

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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Hinshaw, Ms. Davison, Mr. Shay, Mr. MacNeil, Mr. Perone, Mr. Carlson, Mr. Rogers and Ms. Garnot have not been the subject of the following events:

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, all officers, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2015.

ITEM 11.   EXECUTIVE COMPENSATION.

On February 1, 2011, we entered into an employment agreement with Lynn Davison, pursuant to which she agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $132,000, but was subsequently increased to $162,000 effective August 22, 2014.  In addition, Ms. Davison is eligible for bonus compensation as established by us from time to time. On February 7, 2011, we granted Ms. Davison 10-year options, with an exercise price of $0.35 per share, to purchase 300,000 shares of our common stock.  A Board Resolution dated December 17, 2015 later reset the exercise price of these options to $0.05 per share.  On September 3, 2013, we granted Ms. Davison additional 10-year options, with an exercise price of $0.40 per share, to purchase 300,000 shares of our common stock.  The options granted in 2011 vest as follows:  20% six months after the grant date, and 20% every six months thereafter until all options are fully vested while the options granted in 2013 have the following vesting schedule: i) 20% on the one year anniversary of the grant date, ii) 20% on the eighteen month anniversary of the grant date, iii) 20% on the two year anniversary of the grant date, iv) 20% on the thirty month anniversary of the grant date, and (v) the remaining 20% on the three year anniversary of the grant date.

On May 15, 2015, we granted Ms. Davison additional 10-year options, with an exercise price of $0.75 per share, to purchase 100,000 shares of our common stock.  The options granted in 2015 vest as follows:  20% six months after the grant date, and 20% every six months thereafter until all options are fully vested.

On May 15, 2016 the Company entered into an employment agreement with Stephen Shay pursuant to which he agreed to serve as our Vice President.  This initial agreement provided for an annual base salary of $250,000.  In addition, Mr. Shay is eligible for bonus compensation as established by us from time to time. On May 15 2015, we granted Mr. Shay 10-year options, with an exercise price of $0.75 per share, to purchase 600,000 shares of our common stock.

On May 15, 2015, we granted Mr. Shay 10-year options, with an exercise price of $0.75 per share, to purchase 600,000 shares of our common stock.  The options granted in 2015 vest as follows:  20% six months after the grant date, and 20% every six months thereafter until all options are fully vested.

On November 20, 2015 we appointed Giuseppe Perone as our Secretary.  Mr. Perone received 10-year options, with an exercise price of $1.15 per share, to purchase 50,000 shares of our common stock as compensation to serve as our Secretary.

On November 20, 2015 we appointed Barry MacNeil as our CFO.  Mr. MacNeil received 10-year options, with an exercise price of $1.15 per share, to purchase 50,000 shares of our common stock.

Michael Hinshaw does not have an employment agreement with the company.

The following table sets forth information with respect to compensation paid by us to our officers for the last two years.

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards[1]	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	2015	300,000	0	0	0	0	0	8,945	308,945

President	2014	300,000	0	0	0	0	0	8,945	308,945

Lynn Davison	2015	162,000	0	0	21,000	0	0	0	183,000
COO	2014	143,250	0	0	0	0	0	0	143,250

Stephen Shay	2015	153,000	0	0	126,000	0	0	0	279,000
Vice President	2014	0	0	0	0	0	0	0	0

Giuseppe Perone	2015	0	0	0	15,500	0	0	0	15,500
Secretary	2014	0	0	0	0	0	0	0	0

Barry MacNeil	2015	0	0	0	15,500	0	0	0	15,500
CFO	2014	0	0	0	0	0	0	0	0

[1]	The amounts shown reflect the aggregate grant date fair value of the option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718™, Compensation-Stock Compensation (ASC 718). In valuing such options, the Company made certain assumptions. For a discussion of those assumptions, please see Note 5 to our Financial Statements for the Fiscal Years ended December 31, 2015 and 2014.

[2] All other compensation for Michael Hinshaw for each of the years ended 2015 and 2014 consisted of payments   for an automobile lease.

The following table sets forth information with respect to compensation paid by us to our non-employee directors (all directors except for Mr. Hinshaw) during the last completed fiscal year ended December 31, 2015.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	0	0	0	0	0	0	0
Ashley Garnot	41,746	0	23,250	0	0	0	64,996
Hugh Rogers	0	0	15,500	0	0	0	15,500
Daniel Carlson	0	0	23,250	0	0	0	23,250

Non-employee members of our board of directors receive stock options granted under the Company's Amended and Restated Stock Option Plan (the "Plan") as consideration for their services on our board of directors. Additionally, on August 7, 2013, we entered into an independent contractor agreement with Ashley Garnot, pursuant to which she agreed to provide consulting services to the company. Ms. Garnot's agreement provides for monthly compensation of $2,500 as invoiced.

All compensation received by our officers and directors has been disclosed.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our stock option plan.  The stock option plan reserves 2,500,000 shares of common stock that may be issued at the discretion of the board of directors.

As noted on footnote 15, as of December 31, 2015 management has proposed an amendment to the Plan which has not yet been approved by shareholders.  Securities to be offered under the amended stock option plan would be shares of common stock. The aggregate number of shares reserved for issuance under this plan would be fixed at 10% of the total number of issued and outstanding shares of common stock from time to time, such that the common stock reserved for issuance under this plan would increase automatically with increases in the total number of shares of common stock issued and outstanding.

If an option awarded under the Plan expires, is surrendered in exchange for another option, or terminates for any reason during the term of the Plan prior to its exercise in full, the shares subject to but not delivered under such Option would be available issuance pursuant to the exercise of future options granted under the Plan.

The following table sets forth information with respect to outstanding equity awards at December 31, 2015.

Outstanding Equity Awards at December 31, 2015
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lynn Davison	300,000	0	0	$0.35[1]	2/7/2021	0	0
	180,000	120,000	0	$0.40	9/3/2023	120,000	0
	20,000	80,000	0	$0.75	5/15/2025	80,000	0
Stephen Shay	120,000	480,000	0	$0.75	5/16/2025	480,000	0
Rob Beno	16,000	64,000	0	$0.81	7/6/2025	64,000	0
Ashley Garnot	0	75,000	0	$1.15	12/23/2025	75,000	0
Giuseppe Perone	0	50,000	0	$1.15	12/23/2025	50,000	0
Hugh Rogers	0	50,000	0	$1.15	12/23/2015	50,000	0
Daniel Carlson	0	75,000	0	$1.15	12/23/2015	75,000	0
Barry MacNeil	0	50,000	0	$1.15	12/23/2015	50,000	0

[1]	The option exercise price was set at $0.35 per share with a provision to reset if subsequent common stock offerings are made at a lower stock price. There was a subsequent private placement at $0.01 per share, lowering the option exercise price from $0.35 to $0.01. A Board Resolution dated December 17, 2015 further reset the exercise price of these options to $0.05 per share.

Compensation Committee Interlocks and Insider Participation

Since the Company currently does have a compensation committee or other committee of the board of directors performing similar functions, executive officer compensation is determined by the entire board of directors. Mr. Hinshaw, our President and Chief Executive Officer, is the only officer or employee of the Company who participated in deliberations of the Company's board of directors concerning executive officer compensation. However, Mr. Hinshaw excused himself from our board of directors' discussions concerning the compensation of our President and Chief Executive Officer.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this filing, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the percentage ownership of such person but are not treated as outstanding for purposes of computing the percentage ownership of others.

The information in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Exchange Act. To our knowledge, and unless otherwise indicated, the stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares, subject to community property laws where applicable.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%
Michael Hinshaw	5,950,000[1]	29.13%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Lynn Davison	560,000[2]	2.74%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	120,000[3]	0.59%
201 Spear St. Suite 1100
San Francisco, CA 94105

Barry MacNeil	20,000	0.098%

885 West Georgia St., Suite 2040
Vancouver, BC, Canada V6C 3E8

Giuseppe Perone	15,000	0.073%

885 West Georgia St., Suite 2040
Vancouver, BC, Canada V6C 3E8

Daniel Carlson	0	0.00%
38 Hunter Creek Ct.
Fairfax, CA 94960

Hugh Rogers	0	0.00%
1928 Linden Road
Vancouver, BC, V5Z 3H6
Canada

Ashley Garnot	850,000[4]	4.16%
201 Spear Street, Suite 1100
San Francisco, CA 94105

All officers and directors as a group (8 individuals)	6,835,000	33.46%

Alex Guidi	2,762,302[5]	13.52%
2040 – 885 West Georgia Street
Vancouver, British Columbia V6C 3E8

Eva Lundin	2,900,000	14.20%
6 Rue de Rive
1204 Geneva, Switzerland

Peter Loretto	1,443,262	7.07%
350-6165 HWY 17
Delta British Columbia V4K 5B8

1]	Comprised of 5,450,000 shares of common stock owned by Mr. Hinshaw and 500,000 shares of common stock held in the name of luckfound.org, of which Mr. Hinshaw is a director and has dispositive control.

[2]	Includes 560,000 shares issuable pursuant to presently exercisable stock options and options that become exercisable within 60 days of March 23, 2016. Does not include 140,000 shares issuable pursuant to unexercisable options.

[3]	Includes 120,000 shares issuable pursuant to presently exercisable stock options granted under the Plan. Does not include 480,000 shares issuable pursuant to unexercisable options.

[4]	Comprised of 500,000 shares of common stock held in the name of ALG Investments Ltd., which is owned and controlled by Ms. Garnot; 250,000 shares owned by Ms. Garnot and her husband, Wade Garnot; and, 100,000 shares held in Ms. Garnot's maiden name, Ashley Guidi.

[5]	Based on Schedule 13D filed by the reporting person with the SEC on February 24, 2016.

[6]	Based on Schedule 13G filed by the reporting person with the SEC on February 18, 2016.

[7]
Based on Schedule 13G filed by the reporting person with the SEC on February 11, 2016. Mr. Loretto has sole voting and dispositive power over 1,425,000 shares of our common stock and has shared voting and dispositive power over the remaining 18,262 shares of our common stock he beneficially owns.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company did not engage in any transactions with related parties requiring disclosure under Item 404 of Regulation S-K under the Securities Act since January 1, 2015 and there are currently no such transactions proposed.

Review and Approval of Related Party Transactions

Our board of directors recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest and may create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareholders. As a result, the board of directors prefers to avoid related party transactions. However, the board of directors recognizes that there are situations where related party transactions may be in, but may not be inconsistent with, the best interests of the Company and its shareholders.

As a result, our board of directors is responsible for reviewing and approving the terms and conditions of all proposed transactions between us, any of our officers, directors or shareholders who beneficially own more than 5% of our outstanding shares of common stock, or relatives or affiliates of any such officers, directors or shareholders, to ensure that such related party transactions are fair and are in our overall best interest and that of our shareholders.

Our Board of directors has not adopted any specific procedures for conduct of reviews and considers each transaction in light of the facts and circumstances. In the course of its review and approval of a transaction, our board of directors, among other factors it deems appropriate:

•	whether the transaction is fair and reasonable to us;
•	the business reasons for the transaction; and
•	whether the transaction is material, taking into account the significance of the transaction.

Any member of our board of directors who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the board that considers the transaction.

Independence of Directors

Our common stock is not listed on a national securities exchange or an inter-dealer quotation system that requires that a majority of our board of directors consist of independent directors. Under these circumstances, the rules of the SEC require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that three of our directors, Messrs. Rogers and Carlson and Ms. Garnot are independent directors under standards established by the NASDAQ Stock Market.

Director Independence

We use NASDAQ's definition of "Independent Director" to determine if a director is deemed independent.  That definition states:

 "Independent director" means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The following persons shall not be considered independent:

(A)	a director who is, or at any time during the past three years was, employed by the company or by any parent or subsidiary of the company;

(B) a director who accepted or who has a Family Member1 who accepted any compensation from the company in excess of $60,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:
(i) compensation for board or board committee service;
(ii) compensation paid to a Family Member who is an employee (other than an executive officer) of the company; or
(iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation,
Provided, however, that in addition to the requirements contained in this paragraph (B), audit committee members are also subject to additional, more stringent requirements under NASDAQ Rule 4350(d).

(C) a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

(D) a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:
(i) payments arising solely from investments in the company's securities; or
(ii) payments under non-discretionary charitable contribution matching programs.

(E) a director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

(F) a director who is, or has a Family Member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

 1 "Family Member" means a person's spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person's home.

Based upon the foregoing definition, Daniel Rogers, Hugh Rogers, and Ashley Garnot are independent directors.  Michael Hinshaw is not an independent director since he is currently employed by us as our president.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table presents fees for professional audit services for the audit of the Company's annual financial statements for fiscal year 2015 and 2014 and fees billed for other services rendered during 2015 and 2014.

	Fiscal 2015	Fiscal 2014	Fiscal 2015	Fiscal 2014
	MaloneBailey	MaloneBailey	Hillary CPA	Hillary CPA
Type of Service/Fee

Audit Fees (1)	$16,000	$-	$6,200	$6,200
Audit Related Fees (2)	$-	$-	$-	$-
Tax Fees (3)	$-	$-	$-	$-
All Other Fees	$-	$-	$-	$-

(1) Audit Fees consist of fees for professional services rendered for the audit of the company's consolidated financial statements included in its annual Report on Form 10-K, the review of the interim financial statements included in its Quarterly reports on Form 10-Q, and for the services that are normally provided in connection with regulatory filings or engagements.

(2) Includes fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements.  This category includes fees related to consultation regarding generally accepted accounting principles.

(3) Tax Fees consist of fees for tax compliance, tax advice and tax planning.  The fee includes the preparation of the Company's income tax returns, franchise tax reports, and other tax filings.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.4	Amended and Restated Bylaws	8-K	11/24/15	3.2.1

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

10.1	Lease Agreement for San Anselmo office	S-1	04/25/12	10.1

10.2	Lease Agreement for North Carolina office	S-1	04/25/12	10.2

10.3	Lease Agreement for San Francisco office	S-1	04/25/12	10.3

10.4	Deed covering Lake County Real Property	S-1	04/25/12	10.4

10.5	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

10.6	Promissory Note – McLellan Investment Corporation	S-1/A-2	07/24/12	10.6

10.7	Promissory Note – Brad Holland	S-1/A-2	07/24/12	10.7

10.8	Employment Agreement – Lynn Davison	S-1/A-3	09/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012	S-1/A-3	09/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013	10-K	03/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013	10-K	03/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013	10-K	03/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014	10-K	03/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014	10-Q	08/01/14	10.50

10.20	Statement of Work with Lululemon Athletica Canada Inc. dated June 12, 2014	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with Lululemon Athletica Canada Inc. dated October 10, 2014	10-K	03/31/15	10.24

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014	10-K	03/31/15	10.24

10.26	Statement of Work with Microsoft Corporation dated March 6, 2015	10-Q	05/15/15	10.26

10.27	Form of Subscription Agreement	8-K	05/29/15	10.1

10.28	Statement of Work between NEA's Member Benefits Corporation and McorpCX, Inc., dated July 16, 2015	10-Q	11/13/15	10.28

10.29	Statement of Work with Microsoft Corporation dated October 1, 2015	10-K	03/30/16	10.29	X

10.30	Statement of Work with Jamaica Money Market Brokers Limited dated October 28, 2015	10-K	03/30/16	10.30	X

10.31	Purchase Agreement with Forrester Research, Inc. dated December 30, 2015	10-K	03/30/16	10.31	X

10.32	Marketing Services Agreement with Fusion Marketing Partners LLC dated February 2, 2016	10-K	03/30/16	10.32	X

14.1	Code of Ethics	10-K	3/27/13	14.1

16.1	Letter from Hillary CPA Group, dated February 16, 2016	8-K	2/16/16	16.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Letter to the Shareholders	8-K	4/04/14	99.7

99.2	TSX Venture Exchange Form 2B Listing Application	8-K	2/12/16	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2016.

MCORPCX, INC.
(the "Registrant")

BY:	MICHAEL HINSHAW
Michael Hinshaw
Chief Executive Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

BY:	BARRY MACNEIL
Barry MacNeil
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

MICHAEL HINSHAW	President, Chief Executive Officer,	March 30, 2016
Michael Hinshaw	Treasurer, Principal Accounting Officer and a Director

ASHLEY GARNOT	Director	March 30, 2016
Ashley Garnot

DANIEL CARLSON	Director	March 30, 2016
Daniel Carlson

HUGH ROGERS	Director	March 30, 2016
Hugh Rogers

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.4	Amended and Restated Bylaws	8-K	11/24/15	3.2.1

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

10.1	Lease Agreement for San Anselmo office	S-1	04/25/12	10.1

10.2	Lease Agreement for North Carolina office	S-1	04/25/12	10.2

10.3	Lease Agreement for San Francisco office	S-1	04/25/12	10.3

10.4	Deed covering Lake County Real Property	S-1	04/25/12	10.4

10.5	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

10.6	Promissory Note – McLellan Investment Corporation	S-1/A-2	07/24/12	10.6

10.7	Promissory Note – Brad Holland	S-1/A-2	07/24/12	10.7

10.8	Employment Agreement – Lynn Davison	S-1/A-3	09/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012	S-1/A-3	09/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013	10-K	03/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013	10-K	03/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013	10-K	03/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014	10-K	03/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014	10-Q	08/01/14	10.50

10.20	Statement of Work with Lululemon Athletica Canada Inc. dated June 12, 2014	10-Q	11/06/14	10.1

10.21	Statement of Work with Microsoft Corporation dated August 28, 2014	10-Q	11/06/14	10.2

10.22	Statement of Work with NuVision Federal Credit Union dated August 15, 2014	10-Q	11/06/14	10.3

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.24	Addendum to June 12, 2014 Statement of Work with Lululemon Athletica Canada Inc. dated October 10, 2014	10-K	03/31/15	10.24

10.25	Statement of Work with Microsoft Corporation dated December 31, 2014	10-K	03/31/15	10.24

10.26	Statement of Work with Microsoft Corporation dated March 6, 2015	10-Q	05/15/15	10.26

10.27	Form of Subscription Agreement	8-K	05/29/15	10.1

10.28	Statement of Work between NEA's Member Benefits Corporation and McorpCX, Inc., dated July 16, 2015	10-Q	11/13/15	10.28

10.29	Statement of Work with Microsoft Corporation dated October 1, 2015	10-K	03/30/16	10.29	X

10.30	Statement of Work with Jamaica Money Market Brokers Limited dated October 28, 2015	10-K	03/30/16	10.30	X

10.31	Purchase Agreement with Forrester Research, Inc. dated December 30, 2015	10-K	03/30/16	10.31	X

10.32	Marketing Services Agreement with Fusion Marketing Partners LLC dated February 2, 2016	10-K	03/30/16	10.32	X

14.1	Code of Ethics	10-K	3/27/13	14.1

16.1	Letter from Hillary CPA Group, dated February 16, 2016	8-K	2/16/16	16.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Letter to the Shareholders	8-K	4/04/14	99.7

99.2	TSX Venture Exchange Form 2B Listing Application	8-K	2/12/16	99.2

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X