Form 10-Q
period 2016-03-31
McorpCX, Inc.
filed 2016-05-13
CIK 1535079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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
20,426,158 as of May 12, 2016.

MCORPCX, Inc.
Form 10-Q Quarterly Report

 PART I. FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

McorpCX, Inc.
Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,799,118	$492,733
Accounts receivable	167,046	114,805
Total current assets	2,966,164	607,538
Long term assets:
Property and equipment, net	97,834	89,725
Capitalized software development costs, net	95,788	61,224
Intangible assets, net	74,697	83,072
Other assets	28,546	23,541
Total assets	$3,263,029	$865,100

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$222,046	$133,046
Deferred revenue	145,040	118,034
Notes payable - current portion	50,000	-
Related party notes - current portion	76,980	-
Other current liabilities	3,737	6,718
Total current liabilities	497,803	257,798
Notes payable, net of current portion	-	50,000
Related party notes, net of current portion	-	70,829
Total liabilities	497,803	378,627
Commitments and contingencies	-	-
Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 20,426,158 and 16,766,158 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	6,107,013	3,339,503
Accumulated deficit	(3,341,787)	(2,853,030)
Total shareholders' equity	2,765,226	486,473
Total liabilities and shareholders' equity	$3,263,029	$865,100

The accompanying notes are an integral part of these unaudited statements.

McorpCX, Inc.
Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2016	2015

Revenue
Consulting services	$186,534	$365,169
Products & other	49,418	65,702
Total revenue	235,952	430,871
Cost of goods sold
Labor	31,517	88,263
Products and other	61,627	85,650
Total cost of goods sold	93,144	173,913
Gross profit	142,808	256,958
Expenses
Salaries and wages	243,502	253,207
Contract services	45,405	45,635
Other general and administrative	332,090	91,315
Total expenses	620,997	390,157

Net operating loss	(478,189)	(133,199)

Interest expense	(3,718)	(2,448)

Other income (expense)	(6,850)	6,081

Loss before income taxes	(488,757)	(129,566)

Income tax provision	-	-

Net loss	$(488,757)	$(129,566)

Net loss per share-basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding-basic and diluted	19,139,125	16,081,158

The accompanying notes are an integral part of these unaudited statements.

McorpCX, Inc.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(488,757)	$(129,566)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	33,172	20,186
Stock compensation expense	22,510	11,971
Loss on disposal of assets	-	(786)
Unrealized (gain) loss on foreign currency translation	6,151	(6,081)
Realized gain on foreign currency translation	-	(911)
Changes in operating assets and liabilities:
Accounts receivable	(52,241)	(6,117)
Other assets	(5,005)	15,229
Accounts payable	89,000	38,110
Other current liabilities	(4,223)	1,023
Deferred revenue	27,006	(1,670)
Accrued interest	1,242	-

Net cash used in operating activities	(371,145)	(58,612)

INVESTING ACTIVITIES
Equipment purchases	(8,856)	-
Capitalized web development costs	-	(39,088)
Capitalized software development costs	(58,614)	-

Net cash used in investing activities	(67,470)	(39,088)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	2,745,000	-

Net cash provided by financing activities	2,745,000	-

Increase in cash and cash equivalents	2,306,385	(97,700)

Cash and cash equivalents, beginning of period	492,733	649,063

Cash and cash equivalents, end of period	$2,799,118	$551,363

Supplemental disclosure of cash flow information:
Interest paid	2,477	1,152

The accompanying notes are an integral part of these unaudited statements.

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

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

The Company develops and delivers technology-enabled products and services that improve customer experience management capabilities for corporations. The Company's products assist companies with improving business performance by measuring and transforming the ways they interact with customers.

The Company services a wide variety of industries and customer size.

The Financial Statements and related disclosures as of March 31, 2016 and for the three months ended March 31, 2015, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The balance sheet as of December 31, 2015 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2015, filed on Form 10-K with the SEC on March 30, 2016.  The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "company" are to McorpCX, Inc. and our subsidiaries.

Note 2: Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases: (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases.  The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position.   The accounting applied by a lessor is largely unchanged from that applied under previous GAAP.  The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.  The Company is currently evaluating the impact of these amendments on its financial statements.

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted.  Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the impact of these amendments on its financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties.  The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. The Company is currently evaluating the impact of these amendments on its financial statements.

Note 3: Intangible Assets

Intangibles as of March 31, 2016 consisted of the following:

	March 31, 2016
	Gross	Accumulated Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$41,614
Website development costs	67,113	(34,030)	$33,083
LinkedIn Group	2,500	(2,500)	$-
Organization costs	1,377	(1,377)	$-
Total intangibles	$202,141	$(127,444)	$74,697

Development of a new Company website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015.  Now that the website is live, all capitalized costs are amortized using straight-line basis over two years, the estimated economic life of the completed website.

Amortization of identifiable intangible assets was $8,375 and $1,570 for the three months ended March 31, 2016 and 2015, respectively.

The Company's intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset group containing these assets may not be recoverable.  There were no impairment charges during the three months ending March 31, 2016 and 2015.

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2016

Note 4: Stock-Based Compensation

The Company's stock-based compensation plan was originally established in 2008.  Under this compensation plan, the shares of the Company's common stock issuable pursuant to the terms of such plan (the "Plan Shares") could not exceed 30% of any outstanding issue or 2,500,000 shares, whichever was the lower amount.  In December 2015, the Company adopted a revised share option plan in which Plan Shares cannot exceed 10% of the total issued and outstanding shares at any time.  All stock option grants have an exercise price equal to the fair market value of our common stock on the date of grant and have a 10-year term.

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

At March 31, 2016, 696,000 stock options were exercisable and $22,510 of total compensation cost related to vested share-based compensation grants had been recognized for three months ended March 31, 2016.  Unrecognized compensation expense from stock options was $339,236 at March 31, 2016, which is expected to be recognized over a weighted-average vesting period of 2.05 years beginning April 1, 2016.

The following table summarizes our stock option activity for the three months ended March 31, 2016:

		Weighted	Remaining	Aggregate
	Number of	Avg EP per	Contractual	Intrinsic
	Shares	Share	Term (Yrs)	Value
Outstanding at December 31, 2015	1,730,000	$0.70	8.37	1,810,200
Granted	70,000	$1.95	-	-
Exercised	-	$-	-	-
Forfeited or expired	-	$-	-	-
Outstanding at March 31, 2016	1,800,000	$0.75	8.29	358,200
Exercisable at March 31, 2016	696,000	$0.46	6.71	$358,200

As of March 31, 2016, the Company had 1,628,940 of outstanding stock options, representing stock option that previously vested and those which are expected to vest, with a weighted-average exercise price of $0.74.

The following assumptions were used to calculate weighted average fair values of the options granted in the three months ended March 31, 2016:

2016
Expected life (in years)	5.84
Risk-free interest rate	1.45%
Volatility	111.43%
Dividend yield	-
Weighted average grant date fair value per option granted	$1.81

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2016

To the extent the actual forfeiture rate is different than what has been anticipated, share-based compensation expense related to these options will be different from expectations.

Note 5: Concentrations

The Company sells products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales generally concentrated among a few large clients. For the three months ended March 31, 2016 and 2015, the percentage of sales and the concentrations are as follows:

	Three Months Ended March 31,
	2016	2015
Largest client	16.85%	58.96%
Second largest client	15.95%	20.04%
Third largest client	15.68%	10.49%
Next three largest clients	38.76%	10.51%
All other clients	12.76%	0.00%
	100.00%	100.00%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 6: Debt

On September 16, 2011, a $100,000 CAD note was executed with Brad Holland, a 1.64% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016.  All accrued interest to date was paid in September 2014.  The Company has recorded unrealized loss of $6,058 and a gain of $6,992 during the three months ended March 31, 2016 and 2015, respectively, related to the revaluation of this note's principal from CAD to USD.  As of March 31, 2016, principal and accrued interest was $76,980 and $4,877, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. As of March 31, 2016, principal and accrued interest was $50,000 and $3,083, respectively.

Interest expense was $3,718 and $2,448 for the three months ended March 31, 2016 and 2015, respectively and consists of interest on the Company's debt, short-term promissory note, and credit card balances.

MCORPCX, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2016

Note 7: Shareholders Equity

On February 2, 2016, the Company completed a private placement of 3,660,000 restricted shares of common stock to nine persons in consideration of $2,745,000 or at a rate of $0.75 per share.  The private placement was completed in connection with and as a condition of the Company's listing on the TSX Venture Exchange. The proceeds will be used for sales and marketing, product development and for general working capital purposes.

The Company is authorized to issue 30,000,000 shares of common stock, no par value per share.

Note 8: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the three months ended March 31, 2016, the Company had a net loss of $488,757.  In addition, the Company had a net loss of $129,566 for the three months ended March 31, 2015. These circumstances result in substantial doubt as to the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

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

Cautionary Statement

This Management's Discussion and Analysis includes a number of "forward-looking statements", that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "plan", "estimate," "anticipate," "intend," "project," "will," "predicts," "seeks," "may,"  "would," "could," "potential," "continue," "ongoing," "should" and similar expressions, or words which, by their nature, refer to future events. Although we believe that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions. Other than as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "Company" are to McorpCX, Inc. and our subsidiaries.

Overview

We are a customer experience (CX) management solutions company that develops and delivers technology products such as Touchpoint Mapping®, an on-demand "cloud based" suite of customer experience management software, and that also provides professional and related services designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition.  We are engaged in the business of developing and delivering technology-enabled products and professional services that help large, medium and small organizations improve their customer listening and customer experience management capabilities.

Our current product, Touchpoint Mapping® On-Demand, is a research-based software solution designed to be a comprehensive customer experience solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. Touchpoint Mapping® On-Demand is designed to enable an organization to see where and how to improve brand and customer loyalty, and their customers' experiences across multiple channels and touchpoints.

Our professional services are intended to help primarily large and medium organizations plan, design and deliver better customer experiences, and to analyze and review client data gathered through our software application. Other services include customer experience training, strategy consulting and business process optimization,  which are intended to increase our customers' adoption of our products and services, help our customers maximize their return on investment, and improve our customers' efficiency.

Development of our software is ongoing, as Touchpoint Mapping® On-Demand is refined and improved based on customer feedback, and customized for specific organizations and industry sectors. The services delivered with Touchpoint Mapping® On-Demand may include consulting and additional research services, as well as services such as assessment, integration, implementation and additional offline analysis and reporting of data.

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

Sources of Revenue

Our revenue consisted primarily of professional and software-enabled consulting services, product sales and other revenues in 2016 and 2015. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring Software as Service ("SaaS") subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of March 31, 2016, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping® On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping® On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

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

Subscription agreements for our software solutions are offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which include related setup, upgrades, hosting and support. Professional services include consulting fees related to implementation, customization, configuration, training and other services.

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

Cost of Goods Sold

Cost of goods sold consists primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.  As certain features of Touchpoint Mapping® On-Demand were made available for general release beginning in 2014, costs of goods also included product-related hosting and monitoring costs, licenses for products embedded in the application, amortization of capitalized software development costs, related sales commissions, service support, account management and subscriptions, as applicable.

Should our client base grow, we intend to continue to invest additional resources in our hosting, technical support and professional services capabilities, as well as our utilization of third-party licensed software. We expect our professional services costs to increase in absolute dollars as we increase our overall revenue, but expect that professional services costs as a percentage of total revenue will decrease as we continue to shift our business towards sales of on-demand software solutions and software-enabled services. Because cost of goods sold as a percentage of revenue is higher for professional services revenue than for software product sales revenue, a decrease in professional services as a percentage of total revenue will likely increase gross profit as a percentage of total revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, client delivery, finance and accounting, and marketing personnel. Expenses also include contract services, marketing and promotion, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead.

Sales and marketing expenses are currently reflected in salaries and wages, commissions, contract labor, marketing and promotion, and other related overhead expense categories. Since we currently recognize revenue over the terms of the subscriptions or professional services engagements, we expect to experience a delay between increases in selling and marketing expenses and the recognition of revenue. We expect to continue to incur significant sales and marketing expenses in both absolute dollars and as a percentage of expenses as we hire sales and additional marketing personnel and increase the level of marketing activities.

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

Results of Operations

	Three Months Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Revenue	$235,952	$430,871	$(194,919)	(45%)

Revenues decreased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to decreased sales of our consulting services.  Decreased sales of consulting services were mainly due to management's decision to focus on internal initiatives that management believed were critical to the long-term growth of the Company including finalizing the listing of the Company's shares of common stock on the TSX Venture exchange and closing the related private placement in February of 2016.

	Three Months Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Cost of Goods Sold	$93,144	$173,913	$(80,769)	(46%)

Cost of goods sold decreased by $80,769 during the three months ended March 31, 2016 as compared to the same period in 2015 mainly as a result of a decrease of approximately $57,000 in professional fees, including contract labor, marketing & promotion, and research vendors in 2015 combined with a decrease of $34,000 in reimbursable expenses such as lodging, meals and entertainment and transportation in the same period, being partially offset by an increase of approximately $6,000 in amortization of capitalized software development costs and $4,000 in other vendor expenses.

	Three Months Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Salaries and Wages	$243,502	$253,207	$(9,705)	(3.83%)

Salaries and wages decreased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to an increase in officer salaries of $59,000 resulting from the hiring of a new officer and stock based compensation expense of $11,000, being more than offset by a reduction in staff salaries and related benefits of approximately $74,000 and a decrease in commissions of $5,000.

	Three Months Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Contract Services	$45,405	$45,635	$(230)	(0.50%)

Contract services expenses remained consistent during the three months ended March 31, 2016 as compared to the same period in 2015. Increases in contract services consisted of $21,000 in acquisition assistance, product development, marketing, and business development and sales offset by decreases of $21,000 in accounting, investor relations, and administrative costs.

	Three Months Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Other General and Administrative	$332,090	$91,315	$240,775	263.68%

Other general and administrative costs increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to an increase of $134,000 in professional fees primarily associated with our listing on the TSX-V exchange and the closing of our private placement in February 2016.  Other increases include $51,000 in sales, marketing, and promotion, $38,000 in administration costs and $17,000 across all of the following categories: computers and software, dues and subscriptions, insurance, rent, repairs and maintenance, and travel, meals and entertainment.

	Three Months Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Other Income/Expense	$(6,850)	$6,081	$(12,931)	(212.65%)

Other income (expense) decreased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to   unrealized losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars in 2016.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31,	December 31,
	2016	2015
Cash and Cash Equivalents	$2,799,118	$492,733
Working Capital	$2,468,361	$349,740

As at March 31, 2016, our cash and cash equivalents and working capital had increased to $2,799,118 and $2,468,361, respectively, from $492,733 and $349,740 as at December 31, 2015, primarily as a result of the private placement of our common stock in February 2016, in which we received cash proceeds of $2,745,000.

For the three months ended March 31, 2016 and the year ended December 31, 2015, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities through cash generated through operating activities and cash on hand, in addition to the proceeds received from our private placement of common stock in February 2016.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the three months ended March 31, 2016 we had a net loss of $488,757, and a net loss of $994,351 for the year ended December 31, 2015.

We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. Although management believes that sufficient funding will be available from operations, private placements of equity securities or additional borrowings to meet the Company's liquidity needs over the next 12 months, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Anticipated Uses of Cash

In 2015, our primary areas of investment were professional staff to support our services business, as well as staff to support SaaS product delivery and client relationship management. We also invested in product development and sales and marketing activities, including sales staff, marketing and sales automation software and other related services.

In 2016, our primary areas of investment are expected to be in product development and sales and marketing activities, including on- and offline marketing, marketing and sales automation software, and other related services.  We also anticipate significant investments in professional sales and development staff to support our transition to a software business, staff to support SaaS product delivery and client relationship management, and staff to support our services business.  Another area of investment may include the hiring of business development staff to support the development of our indirect distribution channels.

We currently plan to fund these planned expenditures with cash on-hand and cash flows generated from ongoing operations during this period and/or additional capital raised through debt financing and/or through sales of common stock. We will consider raising capital through debt financing and/or additional sales of common stock if necessary.  We do not intend to pay dividends in the foreseeable future.

Cash Flow – Three Months Ended March 31, 2016 and 2015

Operating Activities. Net cash used in operating activities increased by $312,533 (or >100%), to $371,145 for the three months ended March 31, 2016 compared to $58,612 for the three months ended March 31, 2015. The increase in cash used by operating activities in the first quarter of 2016 was attributable primarily to a $359,191 increase in net losses, partially offset by increases in cash flow due to the change in net working capital of $29,438 and increases in cash flow due to the change in other adjustments of $17,220.  The increase cash flow from net working capital was primarily due to increases in account payable and deferred revenue balances in 2016.

Days Sales Outstanding ("DSO"), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in the first quarter of 2016 compared to the same period in the prior year.  During the three months ended March 31, 2016, DSO was approximately 64 days, up from approximately 36 days during the three months ended March 31, 2015.  This increase was primarily due to a high accounts receivable balance at the end of the first quarter of 2016 compared to the same period in 2015 mainly as a result of up-front billings in the current quarter related to deferred revenue on services not yet performed.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2016 and 2015 amounted to $67,470 and $39,088, respectively, and primarily consisted of capitalized software development costs.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 amounted to $2,745,000 and $0, respectively, and cash provided in 2016 was the result of the sale of our restricted common stock during that year.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2016.

Contractual Obligations

We lease two facilities in northern California, under operating leases that are both scheduled to expire in 2016. We do not have any debt capital lease obligations. As of March 31, 2016, the following table summarizes our contractual obligation under the foregoing lease agreements and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
	Total	Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations (a)	$22,783	$22,783	$-	$-	$-
Purchase obligations (b)	$23,733	$23,733	$-	$-	$-

(a)	The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.
(b)	Purchase obligations primarily represent non-cancelable contractual obligations related to SaaS licenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Operating Officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

We are in the process of developing and implementing remediation plans to address our material weakness.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company is not involved in any legal actions or claims and to the Company's knowledge no such actions or claims are pending.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

On February 2, 2016, the Company completed a private placement of 3,660,000 restricted shares of our common stock to nine persons in consideration of $2,745,000 or $0.75 per share.  The private placement was completed in connection with and as a condition of listing of the Company's common stock on the TSX Venture Exchange.  The shares were sold in pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), in that the transactions took place outside of the United States of America with non-US persons. No commissions were paid by the Company in connection with this offering.  We completed this offering our shares of common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of such shares was completed in "offshore transactions", as defined in Rule 902(h) of Regulation S.  We did not engage in any "directed selling efforts", as defined in Regulation S, in the United States in connection with the sale of this shares or our common stock.  The investors represented to us that the investors were not U.S. persons, as defined in Regulation S, and were not acquiring the Shares for the account or benefit of a U.S. person.

Purchases of Equity Securities

During the three months ended March 31, 2016, there were no purchases of the Company's shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable

(b)	There have been no material changes to the procedures by which shareholders may nominate directors to the Company's board of directors.

ITEM 6.	EXHIBITS.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

*Furnished, not filed

Notes to Exhibits List: __________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv) Notes to the Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2016.

MCORPCX, INC. (the "Registrant")

BY:	MICHAEL HINSHAW
Michael Hinshaw
Chief Executive Officer, Principal Accounting Officer, Treasurer and a member of the Board of Directors

BY:	BARRY MACNEIL
Barry MacNeil
Chief Financial Officer

EXHBIIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

*Furnished, not filed

Notes to Exhibits List: __________________________________________________________________________________________________
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv)Notes to the Financial Statements.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.