Form 10-Q
period 2016-06-30
McorpCX, Inc.
filed 2016-08-12
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

20,426,158 as of August 12, 2016.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,538,902	$492,733
Accounts receivable	113,404	114,805
Total current assets	2,652,306	607,538
Long term assets:
Property and equipment, net	96,532	89,725
Capitalized software development costs, net	191,626	61,224
Intangible assets, net	95,279	83,072
Other assets	64,065	23,541
Total assets	$3,099,808	$865,100

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$249,734	$133,046
Deferred revenue	104,653	118,034
Other current liabilities	5,105	6,718
Total current liabilities	359,492	257,798
Notes payable, net of current portion	50,000	50,000
Related party notes, net of current portion	77,150	70,829
Total liabilities	486,642	378,627

Shareholders' equity:
Common stock, $0 par value, 30,000,000 shares authorized, 20,426,158 and 16,766,158 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	6,154,034	3,339,503
Accumulated deficit	(3,540,868)	(2,853,030)
Total shareholders' equity	2,613,166	486,473
Total liabilities and shareholders' equity	$3,099,808	$865,100

The accompanying notes are an integral part of these unaudited statements.

McorpCX, Inc.

Condensed Statement of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue
Consulting services	$450,208	$275,069	$636,742	$640,238
Products & other	40,743	57,551	90,162	123,253
Total revenue	490,951	332,620	726,904	763,491
Cost of goods sold
Labor	49,905	93,242	81,423	181,506
Products and other	67,812	46,840	129,439	132,489
Total cost of goods sold	117,717	140,082	210,862	313,995
Gross profit	373,234	192,538	516,042	449,496
Expenses
Salaries and wages	248,398	209,220	491,900	462,426
Contract services	23,395	83,311	68,800	128,947
Other general and administrative	294,794	179,849	626,883	271,164
Total expenses	566,587	472,380	1,187,583	862,537

Net operating loss	(193,353)	(279,842)	(671,541)	(413,041)

Interest expense	(4,131)	(4,746)	(7,850)	(7,195)

Other income (expense)	(1,597)	(850)	(8,447)	5,231

Loss before income taxes	(199,081)	(285,438)	(687,838)	(415,005)

Income tax provision	-	-	-	-

Net loss	$(199,081)	$(285,438)	$(687,838)	$(415,005)

Net loss per share-basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average common shares outstanding-basic and diluted	20,426,158	16,626,667	19,782,642	16,492,158

The accompanying notes are an integral part of these unaudited statements.

McorpCX, Inc.

Condensed Statement of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(687,838)	$(415,005)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	57,889	47,754
Stock compensation expense	69,531	30,557
Loss on disposal of assets	-	1,484
Unrealized (gain) loss on foreign currency translation	6,321	(6,142)
Realized gain on foreign currency translation	-	911
Changes in operating assets and liabilities:
Accounts receivable	1,401	(40,595)
Other assets	(40,524)	14,849
Accounts payable	116,688	83,687
Other current liabilities	(19,133)	(273)
Deferred revenue	(13,381)	(23,591)
Accrued interest	17,520	2,610
Net cash used in operating activities	(491,526)	(303,754)

INVESTING ACTIVITIES
Equipment purchases	(8,856)	(2,597)
Payments for acquisition of intangible assets	(30,000)	-
Capitalized web development costs	-	(39,088)
Capitalized software development costs	(168,449)	-
Net cash used in investing activities	(207,305)	(41,685)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	2,745,000	513,750
Net cash provided by financing activities	2,745,000	513,750

Increase in cash and cash equivalents	2,046,169	168,311

Cash and cash equivalents, beginning of period	492,733	649,063
Cash and cash equivalents, end of period	$2,538,902	$817,374

Supplemental disclosure of cash flow information:
Interest paid	5,330	4,585

The accompanying notes are an integral part of these unaudited statements.

MCORPCX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Note 1: Organization and Basis of Presentation

McorpCX, Inc. (the "Company", “we”, “us”) is a for profit corporation established under the corporation laws in the State of California, United States of America on December 14, 2001. We operated as The Innes Group, Inc., dba MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the we filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc.

We develop and delivers technology-enabled products and services that improve customer experience management capabilities for corporations. Our products assist companies with improving business performance by measuring and transforming the ways they interact with customers. We serve a wide variety of industries and customer sizes.

The condensed financial statements and related disclosures as of June 30, 2016 and for the three and six months ended June 30, 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The condensed balance sheet as of December 31, 2015 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These condensed financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2015, filed on Form 10-K with the SEC on March 30, 2016.  The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "Company" are to McorpCX, Inc. and our subsidiaries.

Note 2: Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases: (Topic 842), to provide guidance on recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements, specifically differentiating between different types of leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from all leases. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. There continues to be a differentiation between finance leases and operating leases. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. We are currently evaluating the impact of these amendments on its financial statements.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

In March 2016, the FASB issued ASU No. 2016-9, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. An entity that elects early adoption must adopt all of the amendments in the same period. We are currently evaluating the impact of these amendments on our financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent considerations and address how an entity should assess whether it is the principal or the agent in contracts that include three or more parties. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. We are currently evaluating the impact of these amendments on our financial statements.

In April 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, to clarify the following two aspects of Topic 606: 1) identifying performance obligations, and 2) the licensing implementation guidance. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. We are currently evaluating the impact of these amendments on our financial statements.

In May 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, to clarify certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09. We are currently evaluating the impact of these amendments on our financial statements.

MCORPCX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Note 3: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. During the six months ended June 30, 2016 expenses relating to upgrades and enhancements of $168,449 were capitalized.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software. Capitalized software development costs, net of amortization, were $191,626 and $61,224 as of June 30, 2016 and December 31, 2015, respectively. Amortization expense incurred during the six months ended June 30, 2016 and 2015 was $38,047 and $36,551, respectively and is included in cost of goods sold.

Note 4: Intangible Assets

Intangibles as of June 30, 2016 consisted of the following:

	June 30, 2016
		Accumulated
	Gross	Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,538)	$41,613
Website development costs	67,113	(42,197)	$24,916
Media distribution rights	25,000	(1,042)	$23,958
Intellectual property	5,000	(208)	$4,792
LinkedIn Group	2,500	(2,500)	$-
Organization costs	1,377	(1,377)	$-
Total intangibles	$232,141	$(136,862)	$95,279

We began development of a new Company website in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015.  Now that the website is live, all capitalized costs are amortized using straight-line basis over two years, the estimated economic life of the completed website.

Acquisition of media distribution rights occurred in May 2016 and all capitalized costs are amortized using straight-line basis over two years, the estimated economic life of this asset.

Acquisition of intellectual property occurred in June 2016 and capitalized costs are amortized using straight-line basis over two years, the estimated economic life of this asset.

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable.  There were no impairment charges during the six months ending June 30, 2016 and 2015.

Total amortization of intangible assets was $17,793 and $9,945 for the six months ended June 30, 2016 and 2015, respectively.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Note 5: Stock-Based Compensation

Our stock-based compensation plan was originally established in 2008. The shares of our common stock issuable pursuant to the terms of such plan (the “Plan Shares”) could not exceed 30% of any outstanding issue or 2,500,000 shares, whichever was the lower amount.

In December 2015, we adopted a revised share option plan in which Plan Shares cannot exceed 10% of the total issued and outstanding shares at any given time. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of the grant and all option grants have a 10-year term.

In order to calculate the fair value of stock options at the date of grant, we use the Black-Scholes option pricing model. The volatility used is based on a blended historical volatility of our own stock and similar sized companies due to the limited historical data available for our own stock price.  The expected term was determined based on the simplified method outlined in Staff Accounting Bulletin No. 110.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

At June 30, 2016, 906,000 stock options were exercisable and $69,531 of total compensation cost related to vested share-based compensation grants had been recognized for six months ended June 30, 2016. Unrecognized compensation expense from stock options was $260,660 at June 30, 2016, which is expected to be recognized over a weighted-average vesting period of 1.80 years beginning July 1, 2016.

The following table summarizes our stock option activity for the six months ended June 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2015	1,730,000	$0.70	8.37	1,810,200
Granted	70,000	$1.95	-	-
Exercised	-	$-	-	-
Forfeited or expired	(20,000)	$2.20	-	-
Outstanding at June 30, 2016	1,780,000	$0.74	8.02	592,800
Exercisable at June 30, 2016	906,000	$0.56	7.07	$592,800

Vested or expected to vest	1,644,540	$0.73

The following assumptions were used to calculate weighted average fair values of the options granted in the six months ended June 30, 2016 and 2015:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2015
Expected life (in years)	5.84	5.75
Risk-free interest rate	1.45%	1.67%
Volatility	111.43%	51.94%
Dividend yield	-	-
Weighted average grant date fair value per option granted	$1.81	$0.21

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Note 6: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. In 2016 we have made efforts to mitigate risk from loss of a single client and have shifted sales concentration to a more even distribution among our clients. For the six months ended June 30, 2016 and 2015, the percentage of sales and the concentrations are:

	Six Months Ended
	June 30,
	2016	2015
Largest client	21.56%	48.03%
Second largest client	21.55%	14.34%
Third largest client	17.27%	14.26%
Next three largest clients	21.76%	20.04%
All other clients	17.86%	3.33%
	100.00%	100.00%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.64% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 16, 2016.  All accrued interest to date was paid in September 2014. We have recorded unrealized loss of $6,321 and a gain of $6,142 during the six months ended June 30, 2016 and 2015, respectively, related to the revaluation of this note's principal from CAD to USD.  As of June 30, 2016, principal and accrued interest was $77,150 and $5,654, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, a related party. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. All accrued interest to date was paid in September 2014. As of June 30, 2016, principal and accrued interest was $50,000 and $3,583, respectively.

Interest expense was $7,850 and $7,195 for the six months ended June 30, 2016 and 2015, respectively and consists of interest on our short-term promissory notes, and credit card balances.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(unaudited)

Note 8: Shareholders Equity

On February 2, 2016 we completed a private placement of 3,660,000 restricted shares of common stock in consideration for $2,745,000 or at a rate of $0.75 per share. The private placement was completed in connection with and as a condition of our listing on the TSX Venture Exchange. The proceeds will be used for sales and marketing, product development and for general working capital purposes.

The Company is authorized to issue 30,000,000 shares of common stock, no par value per share.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months ended June 30, 2016 we had a net loss of $687,838.  We also had a net loss of $415,005 for the six months ended June 30, 2015. These circumstances result in substantial doubt as to our ability to continue as a going concern which is dependent upon our ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statement

This Management's Discussion and Analysis includes a number of “forward-looking statements”, that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: "believe," "expect," "plan", "estimate," "anticipate," "intend," "project," "will," "predicts," "seeks," "may," "would," "could," "potential," "continue," "ongoing," "should" and similar expressions, or words which, by their nature, refer to future events. Although we believe that our expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions. Other than as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

Our current product, Touchpoint Mapping® On-Demand, is a research-based software solution designed to be a comprehensive customer experience solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. Touchpoint Mapping® On-Demand is designed to enable an organization to see where and how to improve brand and customer loyalty, as well as their customers' experiences across multiple channels and touchpoints.

Our professional services are intended to help primarily large and medium sized organizations plan, design and deliver better customer experiences, and to analyze and review client data gathered through our software application. Other services include customer experience training, strategy consulting and business process optimization, which are intended to increase our customers' adoption of our products and services, help our customers maximize their return on investment, and improve our customers' efficiency.

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

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring Software as Service (“SaaS”) subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the foreseeable future. As of June 30, 2016, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping® On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping® On-Demand, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

Should we successfully obtain material sales commitments for Touchpoint Mapping® On-Demand, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of increased revenue. Subscriptions and associated professional services pricing are based on our gross margin objectives, growth strategies and the specific needs of our clients' organizations, measured primarily by the following metrics: breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered, and other variables.

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

Cost of Goods Sold

Cost of goods sold has historically consisted primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.  However, as certain features of Touchpoint Mapping® On-Demand were made available for general release beginning in 2014, costs of goods now also includes significant product-related hosting and monitoring costs, licenses for products embedded in the application, amortization of capitalized software development costs, related sales commissions, service support, account management and subscriptions, as applicable.

Should our client base grow, we intend to continue to invest additional resources in our hosting, technical support and professional services capabilities, as well as our utilization of third-party licensed software.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, client delivery, finance and accounting, and marketing personnel. Expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our financial statements.

Sales and marketing expenses are currently reflected in salaries and wages, commissions, contract labor, sales, marketing and promotion, and other related overhead expense categories. Since we currently recognize revenue over the terms of the subscriptions or professional services engagements, we expect to experience a delay between increases in selling and marketing expenses and the recognition of revenue. We expect to continue to incur significant sales and marketing expenses in both absolute dollars and as a percentage of expenses as we hire sales and additional marketing personnel and increase the level of marketing activities.

We expect that total general and administrative expenses will increase as we continue to add personnel in connection with the growth of our business. In addition to increases in sales and marketing and research and development expenses, in order to meet the requirements of a public company we anticipate we will also incur additional employee salaries and related expenses, professional service fees and insurance costs in connection with any growth of our business and operations.

Results of Operations

			Change from	Percent Change
Revenue	2016	2015	Prior Year	from Prior Year
Three Months Ended June 30,	$490,951	$332,620	$158,331	48%
Six Months Ended June 30,	$726,904	$763,491	$(36,587)	(5%)

Revenues were lower for the six months ended June 30, 2016 when compared to the same period in 2015, primarily due to decreased revenues from consulting services in the first half of 2016 compared to the first half of 2015 mainly due to a decrease in revenues from our consulting services during the three months ended March 31, 2016, not being fully offset by increased revenues from our consulting services in the second quarter of 2016. Revenues also decreased from our software products and software related services in the first half of 2016 compared to the same period in 2015. During the first quarter of 2016, we decided to focus on internal initiatives that we believed were critical to our long-term growth. These initiates included the listing of our shares of common stock on the TSX Venture Exchange and the closing of the related private placement of our common stock in February 2016.

Total revenues in the second quarter of 2016 were 48% higher than total revenues in the second quarter of 2015, mainly due to increased revenue from consulting services in the second quarter of 2016 that was primarily the result of management’s re-focus on business development and revenue generating efforts in that quarter.

			Change from	Percent Change
Cost of Goods Sold	2016	2015	Prior Year	from Prior Year
Three Months Ended June 30,	$117,717	$140,082	$(22,365)	(16%)
Six Months Ended June 30,	$210,862	$313,995	$(103,133)	(33%)

Cost of goods sold decreased by $22,364 for the three months ended June 30, 2016 when compared to the same period in 2015 due primarily to a decrease of approximately $29,000 in professional fee costs. This decrease was largely driven by the hiring of additional salaried employees leading to a lesser need for contracted resources.

Cost of goods sold decreased by $103,133 during the six months ended June 30, 2016 when compared to the same period in 2015 primarily as a result of a decrease of approximately $84,000 in professional fee costs. A decrease of $37,000 in reimbursable expenses such as lodging, meals and entertainment and transportation in the same period also contributed to the decrease in cost of goods sold.

			Change from	Percent Change
Salaries and Wages	2016	2015	Prior Year	from Prior Year
Three Months Ended June 30,	$248,398	$209,220	$39,178	18.73%
Six Months Ended June 30,	$491,900	$462,426	$29,474	6.37%

Salaries and wages increased by $39,178 for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015 driven largely by an increase in staff salaries of $53,000 combined with an increased stock based compensation expense of $29,000, being partially offset by a reduction in officer salaries and related benefits of approximately $43,000 mainly due to the capitalization of officer salaries for software development efforts during the second quarter of 2016. We hired additional staff in 2016 to assist with the delivery of our professional services and other tasks, which primarily contributed to the increased staff salaries and stock compensation expenses in the second quarter of 2016.

For the six months ended June 30, 2016, salaries increased when compared to the six months ended June 30, 2015, primarily as a result of the hiring of new employees and increased stock based compensation expense of $39,000 mostly due to the issuance of option grants to these employees. This increase was partially offset by a decrease in commissions.

			Change from	Percent Change
Contract Services	2016	2015	Prior Year	from Prior Year
Three Months Ended June 30,	$23,395	$83,311	$(59,916)	(71.92%)
Six Months Ended June 30,	$68,800	$128,947	$(60,147)	(46.64%)

Contract services expenses decreased by $60,147 for the three and six months ended June 30, 2016 primarily due to decreases in corporate and investor relations, business development and sales, accounting, marketing, and product development expenses, being partially offset by an increase in acquisition assistance of $9,000 for the six months ended June 30, 2016. There was no change in acquisition assistance for the three months ended June 30, 2015.

			Change from	Percent Change
Other General and Administrative	2016	2015	Prior Year	from Prior Year
Three Months Ended June 30,	$294,794	$179,849	$114,945	63.91%
Six Months Ended June 30,	$626,883	$271,164	$355,719	131.18%

Other general and administrative costs increased for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to an increase in professional fees of $53,000 mainly as a result of increased legal costs. Other increases include $38,000 in sales, marketing, and promotion, $20,000 in travel, meals, and entertainment and $13,000 across all of the following categories: computers and software, dues and subscriptions, insurance, rent, and repairs and maintenance. These increases were partially offset by a decrease in administration costs of $9,000.

Other general and administrative costs increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to an increase of $187,000 in professional fees associated with our listing on the TSX-V exchange, the closing of our private placement in February 2016, and the engagement of a new audit firm. Other increases include $90,000 in sales, marketing, and promotion, $29,000 in administration costs, $24,000 in travel, meals, and entertainment and $25,000 across all of the following categories: computers and software, dues and subscriptions, insurance, rent, and repairs and maintenance.

			Change from	Percent Change
Other Income/Expense	2016	2015	Prior Year	from Prior Year
Three Months Ended June 30,	$(1,597)	$(850)	$(747)	87.88%
Six Months Ended June 30,	$(8,447)	$5,231	$(13,678)	(261.48%)

Other expenses increased for the three and six months ended June 30, 2016 when compared to the same periods in 2015 primarily due to unrealized losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars in 2016.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30,	December 31,
	2016	2015
Cash and cash equivalents	$2,538,902	$492,733
Working capital	$2,292,814	$349,740

As at June 30, 2016, our cash and cash equivalents and working capital had increased to $2,538,902 and $2,292,814, respectively, from $492,733 and $349,740 as at December 31, 2015. The closing of a private placement of our common stock in February 2016 for proceeds of $2,745,000 was the primary driver behind the increase in cash and working capital.

For the six months ended June 30, 2016 and the year ended December 31, 2015, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities with cash generated through operating activities, cash on hand, and the proceeds received from our private placement of common stock in February 2016.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the six months ended June 30, 2016 we had a net loss of $687,838 and a net loss of $994,351 for the year ended December 31, 2015.

We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. Although we believe that sufficient funding will be available from operations, private placements of equity securities or additional borrowings to meet our liquidity needs over the next 12 months, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Anticipated Uses of Cash

In 2015 and the first half of 2016, our primary areas of investment were professional staff to support our services business, as well as staff to support SaaS product delivery and client relationship management. We also invested in product development and sales and marketing activities, including sales staff, marketing and sales automation software and other related services.

For the remainder of 2016, we currently anticipate increased uses of cash in connection with sales and marketing activities, including on- and offline marketing, marketing and sales automation software, and other related services. We also anticipate investments in product development, professional sales and development staff, staff to support SaaS product delivery and client relationship management, and staff to support our services business.

We intend to fund these planned expenditures with cash on-hand, cash flows generated from ongoing operations during this period and/or additional capital raised through debt financing or through sales of common stock or both. We do not intend to pay dividends in the foreseeable future.

Cash Flow – Six Months Ended June 30, 2016 and 2015

Operating Activities. Net cash used in operating activities increased to $491,526 for the six months ended June 30, 2016 compared to $303,754 for the six months ended June 30, 2015. This increase in cash used by operating activities was attributable primarily to a $272,833 increase in net losses, partially offset by increases in cash flow due to the change in net working capital, primarily due to increases in account payable and deferred revenue balances in 2016.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in the first half of 2016 compared to the same period in the prior year.  During the six months ended June 30, 2016, DSO was approximately 63 days, up from approximately 49 days during the six months ended June 30, 2015. This increase mainly resulted from a high accounts receivable balance at the end of the second quarter of 2016 driven primarily by up-front billings in the current quarter related to deferred revenue on services not yet performed.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2016 increased to $207,305 compared to $41,685 in net cash used in investing activities for the same period in 2015. Net cash used in investing activities in the first half of 2016 primarily consisted of capitalized software development costs of $168,499 as well as payments for acquisition of intangible assets of $30,000 and equipment for $8,856.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 amounted to $2,745,000 and $513,750, respectively. Cash provided in both years was the result of separate private placement of our common stock in each period.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective.

We are in the process of developing and implementing remediation plans to address our material weaknesses as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not involved in any legal actions or claims and to our knowledge no such actions or claims are pending.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and as such, are not required to provide the associated information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three month period ended on June 30, 2016.

Purchases of Equity Securities

During the three months ended June 30, 2016, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

(b)	There have been no material changes to the procedures by which shareholders may nominate directors to our board of directors.

ITEM 6.	EXHIBITS.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of August, 2016.

MCORPCX, INC.

BY:	/s/ MICHAEL HINSHAW
Michael Hinshaw
Chief Executive Officer, Principal Accounting Officer, and Treasurer

BY:	/s/ BARRY MACNEIL
Barry MacNeil
Chief Financial Officer

EXHBIIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

*Furnished, not filed

Notes to Exhibits List:

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheet, (ii) Statements of Operations, (iii) Statements of Cash Flows, and (iv)Notes to the Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.