Form 10-Q
period 2016-09-30
McorpCX, Inc.
filed 2016-11-14
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of November 14, 2016.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,238,178	$492,733
Accounts receivable	155,119	114,805
Total current assets	2,393,297	607,538
Long term assets:
Property and equipment, net	96,212	89,725
Capitalized software development costs, net	371,350	61,224
Intangible assets, net	85,487	83,072
Other assets	45,115	23,541
Total assets	$2,991,461	$865,100

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$210,848	$133,046
Deferred revenue	79,689	118,034
Other current liabilities	10,039	6,718
Total current liabilities	300,576	257,798
Notes payable, net of current portion	50,000	50,000
Related party notes, net of current portion	76,370	70,829
Total liabilities	426,946	378,627
Shareholders' equity:
Common stock, $0 par value, 500,000,000 shares authorized, 20,426,158 and 16,766,158 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	6,279,797	3,339,503
Accumulated deficit	(3,715,282)	(2,853,030)
Total shareholders' equity	2,564,515	486,473
Total liabilities and shareholders' equity	$2,991,461	$865,100

The accompanying notes are an integral part of these unaudited statements.

McorpCX, Inc.

Condensed Statement of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue
Consulting services	$437,603	$269,817	$1,074,345	$910,055
Products & other	109,803	40,809	199,965	164,061
Total revenue	547,406	310,626	1,274,310	1,074,116
Cost of goods sold
Labor	75,575	15,058	156,997	196,564
Products and other	61,915	55,107	191,354	187,597
Total cost of goods sold	137,490	70,165	348,351	384,161
Gross profit	409,916	240,461	925,959	689,955
Expenses
Salaries and wages	231,896	237,133	793,796	699,560
Contract services	32,402	36,624	101,202	165,570
Other general and administrative	246,578	201,432	873,462	472,596
Total expenses	510,876	475,189	1,768,460	1,337,726

Net operating loss	(100,960)	(234,728)	(842,501)	(647,771)

Interest expense	(3,972)	(3,972)	(11,822)	(11,167)

Other income (expense)	518	3,812	(7,929)	9,045

Loss before income taxes	(104,414)	(234,888)	(862,252)	(649,893)

Income tax provision	-	-	-	-

Net loss	$(104,414)	$(234,888)	$(862,252)	$(649,893)

Net loss per share-basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average common shares outstanding-basic and diluted	20,426,158	16,766,158	19,998,713	16,399,821

The accompanying notes are an integral part of these unaudited statements.

McorpCX, Inc.

Condensed Statement of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(862,252)	$(649,893)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	98,067	74,995
Stock compensation expense	195,295	57,258
Loss on disposal of assets	-	1,484
Unrealized (gain) loss on foreign currency translation	5,541	(8,801)
Realized gain on foreign currency translation	-	(911)
Changes in operating assets and liabilities:
Accounts receivable	(40,314)	(8,386)
Other assets	(21,574)	26,326
Accounts payable	77,802	20,797
Other current liabilities	(19,133)	(274)
Deferred revenue	(38,345)	(29,353)
Accrued interest	22,454	3,867

Net cash used in operating activities	(582,459)	(512,891)

INVESTING ACTIVITIES
Equipment purchases	(10,218)	(2,597)
Payments for acquisition of intangible assets	(30,000)	-
Capitalized web development costs	-	(40,863)
Capitalized software development costs	(376,878)	-

Net cash used in investing activities	(417,096)	(43,460)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	2,745,000	513,750

Net cash provided by financing activities	2,745,000	513,750

Increase in cash and cash equivalents	1,745,445	(42,601)

Cash and cash equivalents, beginning of period	492,733	649,063

Cash and cash equivalents, end of period	$2,238,178	$606,462

Supplemental disclosure of cash flow information:
Interest paid	8,038	7,299

The accompanying notes are an integral part of these unaudited statements.

MCORPCX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Note 1: Organization and Basis of Presentation

McorpCX, Inc. (the "Company", “we”, “us”) is a for profit corporation established under the corporation laws in the State of California, United States of America on December 14, 2001. We operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc.

We develop and deliver technology-enabled services and software products that enable customer experience management capabilities for corporations. Our products are intended to assist companies with business performance by measuring and transforming the ways they interact with customers. We serve a wide variety of industries and customer sizes.

The condensed financial statements and related disclosures as of September 30, 2016 and for the three and nine months ended September 30, 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The condensed balance sheet as of December 31, 2015 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These condensed financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2015, filed on Form 10-K with the SEC on March 30, 2016.  The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "Company" are to McorpCX, Inc. and our subsidiaries.

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

SEPTEMBER 30, 2016

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

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its financial statements.

MCORPCX, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Note 3: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. During the nine months ended September 30, 2016 expenses relating to upgrades and enhancements of $376,878 were capitalized.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $371,350 and $61,224 as of September 30, 2016 and December 31, 2015, respectively. Amortization expense incurred during the nine months ended September 30, 2016 and 2015 was $66,751 and $54,827, respectively and is included in cost of goods sold.

Note 4: Intangible Assets

Intangibles as of September 30, 2016 consisted of the following:

	September 30, 2016
		Accumulated
	Gross	Amortization	Net Book Value
PetroPortfolio	$131,151	$(89,537)	$41,614
Website development costs	69,238	(50,365)	$18,873
Media distribution rights	25,000	(4,167)	$20,833
Intellectual property	5,000	(833)	$4,167
LinkedIn Group	2,500	(2,500)	$-
Organization costs	1,377	(1,377)	$-
Total intangibles	$234,266	$(148,779)	$85,487

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

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable.  There were no impairment charges during the nine months ending September 30, 2016 and 2015.

Total amortization of intangible assets was $29,710 and $18,321 for the nine months ended September 30, 2016 and 2015, respectively.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Note 5: Stock-Based Compensation

Our stock-based compensation plan was originally established in 2008. The shares of our common stock issuable pursuant to the terms of such plan (the “Plan Shares”) could not exceed 30% of any outstanding issue or 2,500,000 shares, whichever was the lower amount.

In December 2015, we adopted a revised share option plan in which Plan Shares cannot exceed 10% of the total issued and outstanding shares at any given time. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of the grant and all option grants have a 10-year term. This share option plan was approved by the Company’s shareholders at the annual meeting of shareholders on August 10, 2016.

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

At September 30, 2016, 945,000 stock options were exercisable and $195,295 of total compensation cost related to vested share-based compensation grants had been recognized for nine months ended September 30, 2016. Unrecognized compensation expense from stock options was $301,259 at September 30, 2016, which is expected to be recognized over a weighted-average vesting period of 1.54 years beginning October 1, 2016.

The following table summarizes our stock option activity for the nine months ended September 30, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2015	1,730,000	$0.70	8.37	1,810,200
Granted	70,000	$1.95	-	-
Exercised	-	$-	-	-
Forfeited or expired	(175,000)	$1.11	-	-
Outstanding at September 30, 2016	1,625,000	$0.71	7.65	81,000
Exercisable at September 30, 2016	945,000	$0.55	6.78	$81,000

Vested or expected to vest	1,519,200	$0.70

The following assumptions were used to calculate weighted average fair values of the options granted in the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Expected life (in years)	5.84	5.75
Risk-free interest rate	1.45%	1.78%
Volatility	111.43%	50.22%
Dividend yield	-	-
Weighted average grant date fair value per option granted	$1.81	$0.37

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Note 6: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. In 2016 we have made efforts to mitigate risk from loss of a single client and have shifted sales concentration to a more even distribution among our clients. For the nine months ended September 30, 2016 and 2015, the percentage of sales and the concentrations are:

	Nine Months Ended
	September 30,
	2016	2015
Largest client	24.43%	39.52%
Second largest client	20.60%	13.39%
Third largest client	16.98%	12.18%
Next three largest clients	21.90%	22.63%
All other clients	16.09%	12.28%
	100.00%	100.00%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.64% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 5, 2017.  Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date by 1 year. We have recorded unrealized loss of $5,682 and a gain of $10,386 during the nine months ended September 30, 2016 and 2015, respectively, related to the revaluation of this note's principal from CAD to USD.  As of September 30, 2016, principal and accrued interest was $76,370 and $6,419, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of September 7, 2016. The note is currently being negotiated to extend the maturity date by 1 year. As of September 30, 2016, principal and accrued interest was $50,000 and $4,083, respectively.

Interest expense was $11,822 and $11,167 for the nine months ended September 30, 2016 and 2015, respectively and consists of interest on our short-term promissory notes, and credit card balances.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company is authorized to issue 500,000,000 shares of common stock, no par value per share. At the Company’s annual meeting of shareholders held on August 10, 2016, the Company’s shareholders approved a resolution to increase the total number of shares of common stock the Company is authorized to issue from 30,000,000 shares of common stock to the current 500,000,000 shares of common stock.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the nine months ended September 30, 2016 we had a net loss of $862,252.  We also had a net loss of $649,893 for the nine months ended September 30, 2015. These circumstances result in substantial doubt as to our ability to continue as a going concern which is dependent upon our ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

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

Overview

We are a customer experience (CX) management solutions company that develops on-demand “cloud based” customer experience management software such as Touchpoint Mapping® and McorpCX | Persona, and that also provides professional and related services designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition. We are engaged in the business of developing and delivering technology-enabled products and professional services that help large, medium and small organizations improve their customer listening and customer experience management capabilities.

Our current products include Touchpoint Mapping® On-Demand and McorpCX | Persona. Touchpoint Mapping® On-Demand is a research-based Software-as-a-Service (“SaaS”) solution designed to be a comprehensive customer experience solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. Touchpoint Mapping® On-Demand is designed to enable an organization to see where and how to improve brand and customer loyalty, as well as their customers' experiences across multiple channels and touchpoints. McorpCX | Persona, another online SaaS solution, is designed for developing and managing customer persona, as well as automating the currently manual process of developing, managing and sharing persona across corporations. McorpCX | Persona is designed to improve the results of customer facing initiatives, and designed to help customer-centric businesses and the agencies and consultancies that serve them to better understand, connect with and serve their customers.

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

Development of our software is ongoing, as both Touchpoint Mapping® On-Demand and McorpCX | Persona are refined and improved based on customer feedback, and customized for specific organizations and industry sectors. The services delivered with our products may include consulting and additional research services, as well as services such as assessment, integration, implementation and additional offline analysis and reporting of data.

Though we initially released Touchpoint Mapping® On-Demand in 2013, we cannot predict the timing or probability of generating material sales revenue from it.  Similarly, we released McorpCX | Persona in September of 2016 and cannot predict the timing or probability of generating material sales revenue from it either. As of this filing, we have yet to engage the necessary sales and marketing staff or possess the capabilities required to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives.

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

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the foreseeable future. As of September 30, 2016, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping® On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping® On-Demand or McorpCX | Persona, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

Should we successfully obtain material sales commitments for Touchpoint Mapping® On-Demand or McorpCX | Persona, we anticipate that subscription agreements and related professional services associated with delivering our software solutions will become a source of increased revenue. Subscriptions and associated professional services pricing are based on our gross margin objectives, growth strategies and the specific needs of our clients' organizations, measured primarily by the following metrics: breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered, and other variables.

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

Professional services related to the subscription agreements are invoiced at the inception of the professional services agreement at a negotiated percentage of total fees, often but not exclusively one-third or one-half of the total estimated professional services fees, with the balance of payments due over the duration of the contract as project milestones are met. Amounts invoiced are recorded in accounts receivable and deferred revenue or revenue, depending on whether revenue recognition criteria have been met.

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

Results of Operations

			Change from	Percent Change
Revenue	2016	2015	Prior Year	from Prior Year
Three Months Ended September 30,	$547,406	$310,626	$236,780	76%
Nine Months Ended September 30,	$1,274,310	$1,074,116	$200,194	19%

Total revenues were 19% higher for the nine months ended September 30, 2016 when compared to the same period in 2015, primarily due to increased revenues from consulting services. Revenues also increased from our software products and software related services in the nine months of 2016 compared to the same period in 2015.

Total revenues in the third quarter of 2016 were 76% higher than total revenues in the third quarter of 2015, mainly due to increased revenue from consulting services. Revenue has been growing in the second and third quarters primarily as a result of management’s re-focus on business development and revenue generating efforts after the first quarter of 2016.

During the first quarter of 2016, we focused on internal initiatives that we believed were critical to our long-term growth. These initiatives included the listing of our shares of common stock on the TSX Venture Exchange and the closing of the related private placement of our common stock in February 2016.

			Change from	Percent Change
Cost of Goods Sold	2016	2015	Prior Year	from Prior Year
Three Months Ended September 30,	$137,490	$70,165	$67,325	96%
Nine Months Ended September 30,	$348,351	$384,161	$(35,810)	(9%)

Cost of goods sold increased by $67,000 for the three months ended September 30, 2016 when compared to the same period in 2015 due primarily to an increase of approximately $64,000 in professional fee costs. This increase corresponds with the increase in revenues from consulting services and is primarily due to the Company’s need to contract outside services to assist with delivery of professional services.

Cost of goods sold decreased by $36,000 during the nine months ended September 30, 2016 when compared to the same period in 2015 primarily as a result of a decrease of $48,000 in reimbursable expenses such as lodging, meals and entertainment and transportation in the first nine months of 2016. A decrease of approximately $20,000 in professional fee costs in the same period also contributed to the decrease in cost of goods sold and was largely due to decreased revenue for the first quarter 2016 combined with the hiring of an additional salaried employee in the second quarter of 2016 resulting in a reduced need for contract services, being partially offset by increased professional fee costs in the third quarter of 2016 for the reasons discussed above. These decreases in cost of goods sold and professional fee costs in the first nine months of 2016 were partially offset by increases in software amortization due to software purchases made during the period. Non-reimbursable project expenses and vendor costs also increased slightly during the period compared to the same period in 2015, in line with increases in revenues for the period.

			Change from	Percent Change
Salaries and Wages	2016	2015	Prior Year	from Prior Year
Three Months Ended September 30,	$231,896	$237,133	$(5,237)	(2.21%)
Nine Months Ended September 30,	$793,796	$699,560	$94,236	13.47%

Salaries and wages decreased by $5,000 for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 driven largely by a decrease in officer salaries expense of $89,000 partially offset by an increase in staff salaries and related benefits of approximately $56,000 and an increase in stock based compensation expense of $29,000. The decrease in officer salaries expense was primarily due to the capitalization of officer salaries for software development efforts during 2016. We hired additional staff in 2016 to assist with the delivery of our professional services and other tasks, which primarily contributed to the increased staff salaries and stock compensation expenses in the current quarter.

For the nine months ended September 30, 2016, salaries increased by $94,000 when compared to the nine months ended September 30, 2015, primarily due to the hiring of new employees in 2016 resulting in an increase of $31,000 and increased stock based compensation expense of $138,000 mostly due to the issuance of option grants to these employees. This increase was partially offset by capitalization of officer salaries for software development efforts in the first nine months of 2016.

			Change from	Percent Change
Contract Services	2016	2015	Prior Year	from Prior Year
Three Months Ended September 30,	$32,402	$36,624	$(4,222)	(11.53%	)
Nine Months Ended September 30,	$101,202	$165,570	$(64,368)	(38.88%	)

Contract services expenses decreased for the three and nine months ended September 30, 2016 primarily due to decreases in corporate and investor relations, accounting, and marketing expenses in 2016.

			Change from	Percent Change
Other General and Administrative	2016	2015	Prior Year	from Prior Year
Three Months Ended September 30,	$246,578	$201,432	$45,146	22.41%
Nine Months Ended September 30,	$873,462	$472,596	$400,866	84.82%

Other general and administrative costs increased for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to an increase in administration costs of $44,000 as well as professional fees of $27,000 mainly as a result of increased legal costs in 2016. We also recorded aggregate increased costs of $25,000 in the third quarter of 2016 compared to the same quarter of 2015 across all of the following categories: computers and software, dues and subscriptions, insurance, rent, and repairs and maintenance. These increases were partially offset by a decrease in sales, marketing, and promotion expenses of $42,000 and $9,000 in travel expenses in the third quarter of 2016 compared to the same quarter of 2015.

Other general and administrative costs increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to an increase of $214,000 in professional fees associated with our listing on the TSX-V exchange and the closing of our private placement in February 2016, as well as the engagement of a new audit firm. Other increases include $73,000 in administration costs related primarily to human resource and recruiting expenses, investor relations, and license fees. There were also increases of $49,000 in sales, marketing, and promotion expenses, $15,000 in travel, meals, and entertainment expenses and increased aggregate expenses of $50,000 across all of the following categories: computers and software, dues and subscriptions, insurance, rent, and repairs and maintenance in the first nine months of 2016 compared to the same period of 2015.

			Change from	Percent Change
Other Income/Expense	2016	2015	Prior Year	from Prior Year
Three Months Ended September 30,	$518	$3,812	$(3,294)	(86.41%	)
Nine Months Ended September 30,	$(7,929)	$9,045	$(16,974)	(187.66%	)

Other expenses decreased for the three and nine months ended September 30, 2016 when compared to the same periods in 2015 primarily due to the net effect of fluctuating unrealized gains and losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars in 2016.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$2,238,178	$492,733
Working capital	$2,092,721	$349,740

As at September 30, 2016, our cash and cash equivalents and working capital had increased to $2,238,178 and $2,092,721, respectively, from $492,733 and $349,740 as at December 31, 2015. The closing of a private placement of our common stock in February 2016 for proceeds of $2,745,000 was the primary driver behind the increase in cash and working capital.

For the nine months ended September 30, 2016 and the year ended December 31, 2015, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities with cash generated through operating activities, cash on hand, and the proceeds received from our private placement of common stock in February 2016.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the nine months ended September 30, 2016 we had a net loss of $862,252 and a net loss of $994,351 for the year ended December 31, 2015.

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

Anticipated Uses of Cash

In 2015 and the first three quarters of 2016, our primary areas of investment were professional staff to support our professional services and SaaS product delivery business, including client relationship management, and product development staff as well as investments in sales and marketing activities, such as sales and marketing staff, marketing and sales automation software and other related services.

For the remainder of 2016, we currently anticipate that our uses of cash will mirror the primary areas of investment for the first three quarters of 2016, including professional staff to support our professional services and SaaS product delivery business. Investments are anticipated to include client relationship management and product development staff as well as investments in sales and marketing activities such as sales and marketing staff, marketing and sales automation software and other related services.

Cash Flow – Nine Months Ended September 30, 2016 and 2015

Operating Activities. Net cash used in operating activities increased to $582,459 for the nine months ended September 30, 2016 compared to $512,891 for the nine months ended September 30, 2015. This increase in cash used by operating activities was attributable primarily to a $212,359 increase in net losses combined with cash used in connection with increased accounts receivables and other assets, partially offset by an increase in stock compensation expense as well as cash provided in connection with accounts payable and accrued interest in the first nine months of 2016.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, decreased in the first nine months of 2016 compared to the same period in the prior year.  During the nine months ended September 30, 2016, DSO was approximately 33 days, down from approximately 44 days during the nine months ended September 30, 2015. This decrease mainly resulted from a lower accounts receivable balance at the end of the third quarter of 2016 compared to the same quarter of 2015 driven primarily by increased collection of billings in the current quarter. DSO can fluctuate quarter to quarter due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2016 increased to $417,096 compared to $43,460 in net cash used in investing activities for the same period in 2015. Net cash used in investing activities in the first nine months of 2016 primarily consisted of cash used for capitalized software development costs of $376,878 as well as payments for acquisition of intangible assets of $30,000 and equipment for $10,218.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016 and 2015 amounted to $2,745,000 and $513,750, respectively. Cash provided in both years was the result of separate private placement of our common stock in each period.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2016.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, are not required to provide the associated information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on September 30, 2016.

Purchases of Equity Securities

During the three months ended September 30, 2016, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

(b)	Subsequent to the end of the quarter the employment of Michal Volkin, whose appointment as the Company’s marketing manager was announced by the Company on September 19th of this year, was terminated effective as of October 31, 2016.

ITEM 6.	EXHIBITS.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2016.

MCORPCX, INC.

BY:	/s/ MICHAEL HINSHAW
Michael Hinshaw
Chief Executive Officer, Principal Accounting Officer, and Treasurer

BY:	/s/ BARRY MACNEIL
Barry MacNeil
Chief Financial Officer

EXHBIIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Certificate of Amendment of Articles of Incorporation of the Company.
3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

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