Form 10-K
period 2016-12-31
McorpCX, Inc.
filed 2017-03-31
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2016: $1.02.

At March 29, 2017, 20,426,158 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	BUSINESS.

General

McorpCX, Inc. (“we,” “us,” “our,” or the “Company””) was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc.

We are engaged in the business of developing and delivering technology-enabled products and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities. Our products include on-demand “cloud based” customer experience management software such as Touchpoint Mapping® On-Demand (also marketed as McorpCX | Insights), referred to as “Touchpoint Mapping” and McorpCX | Persona. Our professional and related services include a range of customer experience management services such as research, training, strategy consulting and process optimization.

We maintain our primary business address at 201 Spear Street, Suite 1100, San Francisco, CA 94105. Our telephone number is (415) 526-2655. Our registered agent for service of process is Northwest Registered Agents, Inc. Our web address is http://www.mcorp.cx. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, amendments to those reports and other Securities and Exchange Commission, or SEC, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

Our common stock trades on the TSX Venture Exchange in Canada under the symbol “MCX” and on the OTCQB® Venture Marketplace in the United States under the symbol “MCCX”.

Products and Services

Our current products include Touchpoint Mapping and McorpCX | Persona. We also provide professional and related services such as research, training, strategy consulting and process optimization. Together, our products and services are designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We serve a wide variety of industries and customer sizes.

Customer experience (CX) is defined as the sum of all experiences a customer has with a company, its goods and its services, across various touchpoints and over the duration of their relationship with that company. Customer experience management (CXM) is a series of disciplines, methodologies and processes used to comprehensively understand, plan, measure and manage a customer’s experiences, with the goal of improving customer perceptions. According to a 2015 Gartner, Inc. survey a majority of corporate executives surveyed stated that customer experience management is an important part of their organization’s strategic agenda, and according to a 2013 survey by Oracle Corporation most corporate executives believe experience management is critical to their future success.

While we believe that there are multiple reasons for this, we believe that some of the most widely recognized include the ability of an improved customer experience to help an organization increase customer loyalty, better compete in otherwise commoditized businesses, and drive greater revenue.

Software

While the customer experience management ecosystem is broad and complex, our software solutions are primarily designed to help mostly large and medium sized organizations better understand their customers while measuring and improving their customer’s experience over time based on those insights.

Development of our software is ongoing, as both Touchpoint Mapping and McorpCX | Persona are being refined and improved based on customer feedback, and customized for specific organizations and industry sectors. The services delivered with our products may include consulting and additional research services, as well as services such as assessment, integration, implementation and additional offline analysis and reporting of data.

Touchpoint Mapping®

Touchpoint Mapping is a research-based software solution designed to provide insights to organizations that can help them improve customer and employee experience, brand, and loyalty. It is designed to be a solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. Data is analyzed and can be displayed across multiple axes including customer segments, location, time and many other variables of interest to personnel within an organization.

The first version of Touchpoint Mapping was released in 2013. Pricing of Touchpoint Mapping varies based on breadth of insights sought, number of employees, number of customers and customer segments, frequency of insights gathered and other variables.

Touchpoint Mapping is delivered through a cloud-based platform. The platform provides access to survey deployment, gives the ability to manage customer data, and facilitates access to customer-driven business intelligence (BI) by displaying data in a series of online dashboards.

McorpCX | Persona

McorpCX | Persona, another online SaaS solution, is designed for developing and managing customer persona, as well as automating the currently manual process of developing, managing and sharing persona across corporations. It is designed to improve the results of customer facing initiatives, and to help customer-centric businesses and the agencies and consultancies that serve them to better understand, connect with and serve their customers.

McorpCX | Persona was released in September of 2016. Pricing of McorpCX | Persona varies based on breadth of persona managed, the number of collaborators, projects and customer journeys, the degree of customization desired and other variables.

McorpCX | Persona is delivered through a cloud-based platform. The platform provides the ability to create, manage, access and share customer persona, with intention of helping to digitize and automate the persona development process.

Professional Services

MCorpCX, Inc. provides professional and related consulting services including customer experience management consulting in the areas of research, strategy development, planning, education, training and best practices, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies.

These services are intended to help primarily large and medium sized organizations plan, design and deliver better customer experiences. They are intended to improve our customers’ ability to design and deliver better customer experiences, help our customers maximize their return on investment, improve our customers' efficiency, and increase our customers' adoption of our products and services.

Our software-enabled services leverage the analytical frameworks of, and in many cases the data gathered through, our software, with a particular focus on analytical solutions in support of customer experience improvement.

Our Strategy

Since our founding, we have been focused on customer experience improvement. The methodologies we developed and delivered as a professional services firm since that time form the foundation for our software and software enabled services today, as well as continue to guide the delivery of our professional services. After making a decision to focus on the development of on-demand and software-enabled solutions which automated significant aspects of our business, we released the initial version of our cloud-based software to a broader market in 2013.

While professional services continue to represent a majority of our revenue, our belief is that a combination of growing market demand for customer experience management solutions and increasing market adoption of on-demand, cloud-based software will help to pave the way for future growth of our company through distributed, cloud-based technology solutions delivered through direct sales as well as indirect sales through planned partner and reseller distribution channels.

There are many potential unforeseen and significant market and competitive risks associated our current products and services. Though we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, we cannot predict the timing or probability of generating material sales revenue from them. As of this filing, we have yet to engage the necessary sales and marketing staff or the capabilities required to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives. It is our expectation that numerous unforeseen challenges will be encountered as we continue to develop, market, distribute and sell our products and services. We cannot assure you that that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Our ability to achieve our objectives will stem in large part from our ability to successfully commercialize our software products, the licensing and adoption of our systems and methodologies, and the development of direct and indirect sales and distribution channels through which we can distribute our products and services.

Competition

The market for customer experience management solutions is highly competitive and increasingly fragmented. It is subject to rapidly changing technology, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants.

Multiple competitors exist in the overlapping areas of on-demand and traditional marketing research, customer relationship management (CRM) and Digital Experience Management (DXM) software, management consulting and customer experience management consulting. For example, many CRM software companies include customer experience-specific insights as adjunct capabilities to their existing platforms, and others have rebranded their existing CRM software or customer satisfaction research software as customer experience software, which has the potential to create unforeseen competitive barriers and market confusion.

Many of our current and potential competitors have a larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support and other resources than we have. As a result, many of our competitors are able to respond more quickly than we can to new or changing opportunities and technologies, and may devote greater resources to the marketing, promotion and sale of their products than we can.

Given the growth of customer experience management as a business discipline and on-demand software as a way for companies to better understand and manage customer experiences across their business, there are likely many competitors we have not identified. Additionally, we expect that new competitors will continue to enter the customer experience management and on-demand customer experience software markets with competing products and services as the market continues to rapidly develop and mature.

We believe it is highly likely that existing and new competitors will rapidly acquire significant market share, which could negatively impact our ability to effectively market, compete and sell our products and services into the markets in which such competitors operate.

Dependence on Major Customers

The Company sells its products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the twelve months ended December 31, 2016 and 2015, the percentage of the Company’s total sales to its largest customer was 20.09% and 41.6%, respectively, while sales to the Company’s second largest customer accounted for 19.57% and 12.44%, respectively of the Company’s total sales over those same time periods. See “Note 8 Concentrations” in the Notes to Financial Statements in this report.

Research and Development

We engage in the development of Software as a Service (SaaS) technology. Research and development costs incurred during the preliminary project stage are expenses as incurred and capitalization of such costs begins when technological feasibility is established. Capitalized software development costs, net of amortization, were $398,506 and $61,224 as of December 31, 2016 and 2015, respectively. Software development costs increased for the year ended December 31, 2016 compared to 2015 primarily due to increased investments in software development following the February 2, 2016 completion of a $2,745,000 private placement and listing of the Company’s common stock on the TSX Venture Exchange. This increase included capitalization of a certain portion of salaries and wages totaling $229,108, as well as an aggregate cost for independent software designers, developers, programmers and project management professionals of $443,521.

Intellectual Property

We rely on our trademark and other intellectual property laws, contractual arrangements, such as assignment, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the technology and intellectual property used in our business. We actively pursue registration of our trademarks and service marks in the United States.

As of December 31, 2016 we own four issued U.S. trademarks. The issued U.S. trademarks that we own are expected to expire between August 2020 and February 2027. Trademarks are Touchpoint Mapping, MCORP, Loyalty Mapping and Touchpoint Metrics.

Our applications use a combination of “open source” software and technology we license from third parties. Open source software is made available to the general public in source code form for use, modification and redistribution on an “as-is” basis under the terms of a non-negotiable license. Though the third-party technology we rely upon may not continue to be available to us on commercially reasonable terms, we believe that alternative technology would be available to us.

Our policy is to require employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, and other technology and intellectual property created by them on our behalf and agreeing to protect our confidential information, and all of our key employees and contractors have done so. In addition, we generally enter into confidentiality agreements with our vendors and customers. We also control and monitor access to our software, source code and other proprietary information.

Insurance

We maintain health, dental, workmen’s compensation, general liability, commercial auto, and professional liability/E&O insurance policies.

Employees

We currently have four full-time employees and thirteen independent contractors. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. We intend to hire more employees and independent contractors on an as-needed basis.

Offices

We have three business addresses. Our headquarters is located at 201 Spear Street, Suite 1100, San Francisco, CA 94105. We also have a business office in San Anselmo, California located at 251 Sir Francis Drake Boulevard, 94960. We lease the aforementioned pursuant to a lease effective through March 2018 with monthly rental payments of $2,300.

We also lease another office in San Anselmo located at 255 Sir Francis Drake Blvd., pursuant to a lease effective through March 2018 with monthly rental payments of $1,375.

Our office in Charlotte, North Carolina is located at 15720 John J. Delaney Dr., Suite 300, 28277. We lease the San Francisco and Charlotte spaces from DaVinci Virtual LLC, pursuant to a commercial lease on a month to month basis. Our monthly rental is $134 per month for our San Francisco location and $95 per month for our Charlotte, North Carolina location. Effective April 1, 2017 the month to month Charlotte lease will end.

Costs and Effects of Compliance with Local, State and Federal Environmental Laws

Given the nature of the Company’s business operations, local, state and federal environmental laws do not impose any material costs or have any material effect on the Company.

Government Regulation

We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters are in a leased space located in San Francisco, California. The Company also leases office space in San Anselmo, California and Charlotte, North Carolina. We lease the San Anselmo office located at 251 Sir Francis Drake Blvd., pursuant to a lease effective through June 2018 with monthly rental payments of $2,300.

On January 1, 2016 we leased another office in San Anselmo located at 255 Sir Francis Drake Blvd., pursuant to a lease effective through March 2018 with monthly rental payments of $1,375.

We lease the San Francisco and Charlotte spaces pursuant to a commercial lease on a month to month basis. Our total monthly rental for the two locations is $319. See “Item 1. Business – Offices” for more information concerning our three business addresses.

In 2007, we completed the purchase of an undeveloped tract of real property located in the unincorporated area of Blue Lakes, County of Lake, California. The real property contains five acres of land. It has no fixtures or improvements located thereon. The purchase price was $85,000 and it is carried on our books for this amount, and is included in the long term assets classification of our balance sheet as “Property and equipment, net.” The real property is not used by us for our operations. It is currently unencumbered, unoccupied, remains undeveloped and unimproved.

We believe that our existing facilities and offices are adequate to meet our current requirements. If we require additional space, we believe that we will be able to obtain such space on acceptable, commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

Although the Company from time to time may be involved with disputes, claims and litigation related to the conduct of its business, there are no material legal proceedings pending to which the Company is a party or to which any of its property is subject, and the Company’s management does not know of any such action being contemplated.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded in the United States on the OTCQB, operated by the OTC Markets Group. Our symbol is “MCCX.” Additionally, on February 2, 2016, the Company’s shares of common stock became listed for trading on the TSX Venture Exchange in Canada under the symbol “MCX”. On March 29, 2017 the closing price of our common stock was $0.31 on the OTCQB.

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

Fiscal Year – 2016	High Bid	Low Bid

Fourth Quarter: 10/01/16 to 12/31/16	$0.90	$0.51
Third Quarter: 07/01/16 to 09/30/16	$1.02	$0.51
Second Quarter: 04/01/16 to 06/30/16	$2.49	$1.01
First Quarter: 01/01/16 to 03/31/16	$2.50	$1.26

Fiscal Year – 2015	High Bid	Low Bid

Fourth Quarter: 10/01/15 to 12/31/15	$1.75	$0.58
Third Quarter: 07/01/15 to 09/30/15	$0.85	$0.53
Second Quarter: 04/01/15 to 06/30/15	$1.10	$0.58
First Quarter: 01/01/15 to 03/31/15	$1.05	$0.25

Holders

There are 51 holders of record for our common stock as of March 29, 2017 and there are a total of 20,426,158 shares of common stock outstanding as of such date. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividends

We have not declared any cash dividends, nor do we currently intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(h) of the Securities Exchange Act of 1934

Since our shares of common stock are considered to be “penny stocks” under Rule 3a51-1 promulgated under the Exchange Act, the provisions of Section 15(h) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules promulgated thereunder are applicable to brokers and dealers who engage in transactions in our shares. Section 15(h) provides, among other things, that a broker-dealer engaging in a transaction in our shares of common stock must (1) approve the customer for the specific transaction and receive from the customer a written agreement to the transaction; (2) furnish the customer a disclosure document describing: (i) the risks of investing in penny stocks in both public offerings and secondary trading, (ii) the broker/dealer’s duties to the customer and of the rights of remedies available to customers with respect to violations of these duties, (iii) terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, and (iv) FINRA’s toll free telephone number for information on the disciplinary history of broker/dealers and their associated persons; (3) disclose to the customer the current market quotation for our common stock; (4) disclose to the customer the number of shares to which such market prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (5) disclose to the customer the amount of compensation the firm and its broker will receive for the trade. In addition, after executing the sale, a broker-dealer must send to its customer monthly account statements showing the market value of each penny stock held in the customer's account. Consequently, the Section 15(h) and the rules promulgated thereunder may affect the ability of broker/dealers to sell our shares of common stock and also may affect a shareholder’s ability to sell shares of our common stock in the secondary market.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2016 with respect to compensation plans under which shares of our common stock may be issued.

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
[1]

Equity compensation plans approved by security holders	1,575,000	$0.70	467,616

Equity compensation plans not approved by securities holders	None	None	None

Total	1,575,000	$0.70	467,616

[1] The aggregate number of shares of common stock reserved for issuance under the Plan is fixed at 10% of the total number of issued and outstanding shares from time to time, such that the shares of common stock reserved for issuance under the Plan will increase automatically with increases in the total number of Shares issued and outstanding.

Recent Sales of Unregistered Securities

On February 2, 2016, the Company completed a private placement of 3,660,000 restricted shares of our common stock to nine persons in consideration of $2,745,000 or $0.75 per share.  The private placement was completed in connection with and as a condition of listing of the Company’s common stock on the TSX Venture Exchange.  The shares were sold pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933, as amended, in that the transactions took place outside of the United States of America with non-US persons. No commissions were paid by the Company in connection with this offering.  We completed this offering of our shares of common stock pursuant to Rule 903 of Regulation S of the Securities Act of 1933, as amended (the “Securities Act”) on the basis that the sale of such shares was completed in "offshore transactions", as defined in Rule 902(h) of Regulation S.  We did not engage in any "directed selling efforts", as defined in Regulation S, in the United States in connection with the sale of this shares or our common stock.  The investors represented to us that the investors were not U.S. persons, as defined in Regulation S, and were not acquiring the Shares for the account or benefit of a U.S. person.

Purchases of Equity Securities

During the three months ended December 31, 2016, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

Overview

We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition, and are engaged in the business of developing and delivering technology-enabled products and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities with the goal of helping them design and deliver better experiences for their customers.

Our products include on-demand “cloud based” customer experience management software such as Touchpoint Mapping® On-Demand (also marketed as McorpCX | Insights, together referred to as “Touchpoint Mapping”), and McorpCX | Persona.

Touchpoint Mapping is a research-based online Software-as-a-Service (“SaaS”) solution designed to provide insights to organizations that can help them improve customer and employee experience, brand, and loyalty. It is designed to be a solution for customer-centric organizations to measure and gather customer data across all their touchpoints, channels and interactions with their customers. Data is analyzed and can be displayed across multiple axes including customer segments, location, time and many other variables of interest to personnel within an organization.

McorpCX | Persona, another online SaaS solution, is designed for developing and managing customer persona, as well as automating the currently manual process of developing, managing and sharing persona across corporations. It is designed to improve the results of customer facing initiatives, and to help customer-centric businesses and the agencies and consultancies that serve them to better understand, connect with and serve their customers.

Our professional and related services are intended to help primarily large and medium sized organizations plan, design and deliver better customer experiences in order to maximize their return on investment, improve efficiency, and increase the adoption of our products and services. Our services offered include a range of customer experience management consulting services in the areas of research, strategy development, planning, education, training and best practices, as well as providing customer-centric strategies and implementation roadmaps in support of these strategies.

There are many potential unforeseen and significant market and competitive risks associated our current products and services. Though we released the first version of Touchpoint Mapping® in 2013, and we released the first version of McorpCX | Persona in 2016, we cannot predict the timing or probability of generating material sales revenue from them.

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

While our plan of operations is based on migrating the majority of our service revenue from these categories to recurring SaaS subscription fees, we anticipate that fees for professional and software-enabled consulting services will remain a significant revenue source in the near future. As of December 31, 2016, we have successfully delivered certain features and functionality of our software product, Touchpoint Mapping® On-Demand, to several clients. However, we have not obtained material stand-alone sales commitments for Touchpoint Mapping® On-Demand or McorpCX | Persona, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities.

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

We determine BESP by considering our overall pricing objectives and market conditions. Significant pricing practices taken into consideration include our discounting practices, the size and volume of our transactions, the customer demographic and our market strategy. The determination of BESP is made through consultation with and approval by management, taking into consideration our market strategy. As our market strategy evolves, we may modify our pricing practices in the future, which could result in changes in relative selling prices, including BESP. Revenue recognition requires judgment, including whether the arrangement includes multiple elements, and if so, whether VSOE or TPE of fair value exists for those elements. A portion of revenue may be recorded as unearned due to undelivered elements. Changes to the elements in a software arrangement, the ability to identify VSOE, TPE or BESP for those elements, and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Variations in the actual outcome of these variables could materially impact our financial statements.

Income Taxes

No provision for income taxes at this time is being made due to the offset of cumulative net operating losses. A full valuation allowance has been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided under the United States Internal Revenue Code of 1986, as amended and the rules promulgated thereunder. While the Company’s statutory tax rate can range from 15% - 39% depending on taxable income level, the effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

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

Results of Operations

	Year Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Revenue	$1,637,671	$1,334,732	$302,939	23%

Revenues increased for the year ended December 31, 2016 compared to the prior year primarily due to increased revenues from consulting services as well as additional revenues from software products and software related services in 2016 compared to 2015. The growth in revenue during 2016 was mainly a result of management’s re-focus on business development and revenue generating efforts after the first quarter of 2016.

During the first quarter of 2016, we focused on internal initiatives that we believed were critical to our long-term growth. These initiatives included the listing of our shares of common stock on the TSX Venture Exchange and the closing of the related private placement of our common stock in February 2016.

	Year Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Cost of Goods Sold	$483,420	$490,716	$(7,296)	(1%)

Cost of goods sold decreased slightly during the year ended December 31, 2016 compared to 2015 primarily as a result of a decrease of $19,000 in reimbursable professional fee costs and a decrease of $14,000 in reimbursable expenses such as lodging, meals and entertainment and transportation. A decrease of approximately $19,000 in non-reimbursable professional fee costs in the same period also contributed to the decrease in cost of goods sold and was largely due to decreased revenue for the first quarter 2016 combined with the hiring of an additional salaried employee in the second quarter of 2016 resulting in a reduced need for contract services. These decreases in cost of goods sold and reimbursable professional fee costs in 2016 were partially offset by increases in software amortization of $32,000 in 2016 compared to 2015 primarily due to software purchases made during the period and increased capitalized expenses related to updates and enhancements to our current software in 2016. Non-reimbursable project expenses and vendor costs also increased slightly during the period compared to 2015, in line with increases in revenues for the period.

	Year Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Salaries and Wages	$1,061,755	$994,214	$67,541	6.79%

Salaries and wages increased for the year ended December 31, 2016 compared to 2015 primarily due to the hiring of new employees in 2016 resulting in an increase of $212,000 in employee salaries in 2016 and increased stock based compensation expense of $81,000 mostly due to the issuance of option grants to these new employees. Of this increase in employee related costs, an aggregate of $220,000 in salaries and wages associated with software development efforts were capitalized during 2016, which when combined with a small decrease in commissions expense of $5,000 resulted in salary and wage expense increasing by only $68,000 in 2016 compared to the prior year.

Software development costs increased for the year ended December 31, 2016 compared to 2015 primarily due to increased investments in software development following the February 2, 2016 completion of a $2,745,000 private placement and listing of the Company’s common stock on the TSX Venture Exchange. This increase included capitalization of a certain portion of salaries and wages totaling $229,108, as well as an aggregate cost for independent software designers, developers, programmers and project management professionals of $443,521.

	Year Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Contract Services	$152,530	$182,429	$(29,899)	(16.39%)

Contract services expenses decreased during the year ended December 31, 2016 compared to 2015 primarily due to decreases in corporate and investor relations, accounting, and marketing expenses in 2016 partially offset by increases in costs associated with business development and sales.

	Year Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Other General and Administrative	$1,045,569	$659,154	$386,415	58.62%

Other general and administrative costs increased for the year ended December 31, 2016 compared to 2015 primarily due to an increase of $198,000 in professional fees associated with our listing on the TSX-V exchange and the closing of our private placement in February 2016, as well as the engagement of a new audit firm. Other increases include $91,000 in administration costs related primarily to human resource and recruiting expenses, investor relations, and license fees. There were also increases of $20,000 in sales, marketing, and promotion expenses, $14,000 in travel, meals, and entertainment expenses and increased aggregate expenses of $63,000 across all of the following categories: computers and software, dues and subscriptions, insurance, rent, and repairs and maintenance.

	Year Ended		Change from	Percent Change
	2016	2015	Prior Year	from Prior Year
Other Income/Expense	$(37,722)	$12,428	$(50,150)	(403.52%)

Other expenses decreased primarily due to the loss on impairment of an intangible asset in the amount of $42,000. The remaining decrease is due to the net effect of fluctuating unrealized gains and losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars in 2016.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31,	December 31,
	2016	2015
Cash and cash equivalents	$1,925,744	$492,733
Working capital	$1,764,629	$349,740

Anticipated Uses of Cash

As at December 31, 2016, our cash and cash equivalents and working capital had increased to $1,925,744 and $1,764,629, respectively, from $492,733 and $349,740 as at December 31, 2015. The closing of a private placement of our common stock in February 2016 for proceeds of $2,745,000 was the primary driver behind the increase in cash and working capital.

For the year ended December 31, 2016 and the year ended December 31, 2015, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities with cash generated through operating activities, cash on hand, and the proceeds received from our private placement of common stock in February 2016. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the year ended December 31, 2016 we had a net loss of $1,158,854 and a net loss of $994,351 for the year ended December 31, 2015.

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

In 2016 our primary areas of investment were professional staff to support our professional services and SaaS product delivery business, including client relationship management, and product development staff as well as investments in sales and marketing activities, such as sales and marketing staff, marketing and sales automation software and other related services.

We currently anticipate that our uses of cash in 2017 will mirror the primary uses of cash during the second half of 2016, which included cash paid to professional staff to support our professional services and SaaS product delivery business. We also anticipate making cash investments in sales and marketing activities such as sales and marketing staff, marketing and sales automation software and other related services during 2017.

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

Debt Obligations

On September 16, 2011, we executed a $100,000 (Canadian dollars) note with Brad Holland. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017. As of December 31, 2016, principal and accrued interest was $74,386 and $496, respectively.

On September 7, 2011, we executed a $50,000 note with McLellan Investment Corporation, an unrelated party. The note was structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest which was paid in full just prior to its amended maturity date of December 31, 2016. As such, as of December 31, 2016, there was no principal and accrued interest outstanding.

Cash Flow for the Years Ended December 31, 2016 and 2015

Operating Activities. Net cash used in operating activities increased to $777,243 for the year ended December 31, 2016 compared to $582,445 for the year ended December 31, 2015. This increase in cash used by operating activities was attributable primarily to a $164,503 increase in net losses in 2016 compared to 2015 combined with cash used in connection with decreased accounts payables in the current year being partially offset by an increase in stock compensation expense in 2016 compared to the prior year.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, decreased in 2016 compared to the prior year. During the year ended December 31, 2016, DSO was approximately 7 days, down from approximately 31 days during the year ended December 31, 2015. This decrease mainly resulted from a lower accounts receivable balance at the end of 2016 compared to 2015 driven primarily by increased collection of billings in 2016 compared to the prior year. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2016 increased to $484,747 compared to $87,635 in net cash used in investing activities for 2015. Net cash used in investing activities in 2016 primarily consisted of cash used for capitalized software development costs of $443,521 as well as payments for acquisition of intangible assets of $30,000 and equipment for $11,226.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2016 and 2015 amounted to $2,695,000 and $513,750, respectively. Cash provided in both years was the result of separate private placements of our common stock in each period.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2016.

Contractual Obligations

We lease two facilities in northern California, under operating leases both expected to expire in 2018. We do not have any debt capital lease obligations. As of December 31, 2016, the following table summarizes our contractual obligation under the foregoing lease agreement and the effect such obligation is expected to have on our liquidity and cash flow in future periods:

2017	$44,091
2018	11,023
2019	-
2020	-
2021	-
Total minimum lease payments	$55,114

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MCORPCX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

McorpCX, Inc.

We have audited the accompanying balance sheets of McorpCX, Inc, (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McorpCX, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2017

McorpCX, Inc.

Balance Sheets

	December 31,	December 31,
	2016	2015

Assets
Current assets:
Cash and cash equivalents	$1,925,744	$492,733
Accounts receivable	31,889	114,805
Total current assets	1,957,633	607,538
Long term assets:
Property and equipment, net	95,704	89,725
Capitalized software development costs, net	398,506	61,224
Intangible assets, net	32,906	83,072
Other assets	21,606	23,541
Total assets	$2,506,355	$865,100

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$67,051	$133,046
Deferred revenue	51,029	118,034
Notes payable - current portion	-	50,000
Related party notes - current portion	74,386	70,829
Other current liabilities	538	6,718
Total current liabilities	193,004	378,627
Total liabilities	193,004	378,627
Commitments and contingencies	-	-
Shareholders' equity:
Common stock, $0 par value, 500,000,000 shares authorized, 20,426,158 and 16,766,158 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	6,325,235	3,339,503
Accumulated deficit	(4,011,884)	(2,853,030)
Total shareholders' equity	2,313,351	486,473
Total liabilities and shareholders' equity	$2,506,355	$865,100

The accompanying notes are an integral part of these statements.

McorpCX, Inc.

Statements of Operations

	Year Ending
	December 31,
	2016	2015

Revenue
Consulting services	$1,388,892	$1,125,490
Products & other	248,779	209,242
Total revenue	1,637,671	1,334,732
Cost of goods sold
Labor	215,676	253,435
Products and other	267,744	237,281
Total cost of goods sold	483,420	490,716
Gross profit	1,154,251	844,016
Expenses
Salaries and wages	1,061,755	994,214
Contract services	152,530	182,429
Other general and administrative	1,045,569	659,154
Total expenses	2,259,854	1,835,797

Net operating loss	(1,105,603)	(991,781)

Interest expense	(15,529)	(14,998)

Other income (expense)	(37,722)	12,428

Loss before income taxes	(1,158,854)	(994,351)

Income tax provision	-	-

Net loss	$(1,158,854)	$(994,351)

Net loss per share-basic and diluted	$(0.06)	$(0.06)

Weighted average common shares outstanding-basic and diluted	20,106,158	16,492,158

The accompanying notes are an integral part of these statements.

McorpCX, Inc.

Statements of Common Shareholders' Equity

				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2014	16,081,158	$-	$2,666,502	$(1,858,679)	$807,823
Stock based compensation - stock options	-	-	159,251	-	159,251
Common stock issued for cash	685,000	-	513,750	-	513,750
Net income	-	-	-	(994,351)	(994,351)
Balance at December 31, 2015	16,766,158	$-	$3,339,503	$(2,853,030)	$486,473
Stock based compensation - stock options	-	-	240,732	-	240,732
Common stock issued for cash	3,660,000	-	2,745,000	-	2,745,000
Net loss	-	-	-	(1,158,854)	(1,158,854)
Balance at December 31, 2016	20,426,158	$-	$6,325,235	$(4,011,884)	$2,313,351

The accompanying notes are an integral part of these statements.

McorpCX, Inc.

Statements of Cash Flows

	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,158,854)	$(994,351)

Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	191,652	103,462
Stock compensation expense	240,732	159,251
Loss on disposal of assets	-	1,484
(Gain) loss on foreign currency translation	3,557	(14,158)
Realized gain on foreign currency translation	-	(911)
Changes in operating assets and liabilities:
Accounts receivable	82,916	47,535
Other assets	1,935	30,415
Accounts payable	(65,995)	53,281
Other current liabilities	42	(273)
Deferred revenue	(67,005)	26,715
Accrued interest	(6,222)	5,105

Net cash used in operating activities	(777,242)	(582,445)

INVESTING ACTIVITIES
Equipment purchases	(11,226)	(2,597)
Payments for acquisition of intangible assets	(30,000)	-
Capitalized web development costs	-	(40,863)
Capitalized software development costs	(443,521)	(44,175)

Net cash used in investing activities	(484,747)	(87,635)

FINANCING ACTIVITIES
Repayment of notes payable	(50,000)	-
Proceeds from private placement of common stock	2,745,000	513,750

Net cash provided by financing activities	2,695,000	513,750

Increase in cash and cash equivalents	1,433,011	(156,330)

Cash and cash equivalents, beginning of period	492,733	649,063

Cash and cash equivalents, end of period	$1,925,744	$492,733

Supplemental disclosure of cash flow information:
Interest paid	21,751	9,893

The accompanying notes are an integral part of these statements.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016 & 2015

Note 1: Organization and Basis of Presentation

McorpCX, Inc. (“we,” “us,” “our,” or the “Company””) was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc.

We are engaged in the business of developing and delivering technology-enabled products and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities. Our products include on-demand “cloud based” customer experience management software such as Touchpoint Mapping® On-Demand (also marketed as McorpCX | Insights, together referred to as “Touchpoint Mapping”) and McorpCX | Persona. Our professional and related services include a range of customer experience management services such as research, training, strategy consulting and process optimization.

Note 2: Summary of Significant Accounting Policies

The financial statements of the Company are presented on the accrual basis. The significant accounting policies followed are described below to enhance the usefulness of the financial statements to the reader.

Use of Estimates

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not require collateral and do not bear interest. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as bankruptcy and significantly aged receivables outstanding.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair market hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels based on the reliability of the inputs to determine the fair value:

●	Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
●	Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The fair value of the Company’s note payable approximates book value as of December 31, 2016 and December 31, 2015.

Advertising Expense

Advertising is expensed as incurred. Advertising expense incurred during the twelve months ended December 31, 2015 was $1,417. There was no advertising expense during the twelve months ended December 31, 2016.

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

Depreciable Asset Class	Depreciable Life
Real Property Improvements (Years)	15
Computer Equipment (Years)	5
Furniture and Fixtures (Years)	7
Leasehold Improvements (Years)	Lease life
Machinery and Equipment (Years)	7

Software Development Costs

Costs for the development and delivery of the SaaS technology are capitalized once planning is completed and technological feasibility is established.  Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Capitalized costs include only direct external costs of materials and services as well as compensation and benefits for employees directly associated with the software project. Such amounts are included in the accompanying balance sheets under the caption “Capitalized software development costs”. Refer to discussion in the “Results of operations” section.

Website Development Costs

An update to our existing Company’s website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015. Now that the website is live, all capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. During the twelve months ended December 31, 2016, $32,669 of amortization expense was recorded. During the twelve months ended December 31, 2015, $25,863 of amortization expense was recorded.

Intangibles

Intangible assets are periodically reviewed for impairment indicators and tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows.

Stock-Based Compensation

We account for share based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. We determine the estimated grant-date fair value of restricted shares using quoted market prices and the grant-date fair value of stock options using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding the components of the model, including the estimated fair value of underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to the valuation. We recognize compensation costs ratably over the period of service using the straight-line method.

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

While the Company’s statutory tax rate can range from 15% - 39% depending on taxable income level, the effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), to provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flow. The amendments should be applied using a retrospective transition method, and are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of these amendments on its financial statements.

Note 4: Property and Equipment

	December 31,	December 31,
Property and equipment consist of:	2016	2015
Furniture	$31,731	$31,731
Computers and hardware	58,201	50,613
Software	38,646	38,646
Equipment	2,359	2,359
Leasehold Improvements	99,246	95,608
Land	85,000	85,000
Land Improvements	4,000	4,000
	319,183	307,957
Less: accumulated depreciation	(223,479)	(218,232)
	$95,704	$89,725

Depreciation expense incurred during the twelve months ended December 31, 2016 and 2015 was $5,247 and $2,110, respectively.

Note 5: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Expenses relating to upgrades and enhancements were capitalized during the twelve months ended December 31, 2016 and December 31, 2015 in the amount of $443,521 and $44,175, respectively.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $398,506 and $61,224 as of December 31, 2016 and December 31, 2015, respectively. Amortization expense incurred during the twelve months ended December 31, 2016 and 2015 was $106,238 and $74,329, respectively and is included in cost of goods sold.

Note 6: Intangible Assets

Intangibles consist of the following as of December 31,

	2016
		Accumulated
	Gross	Amortization	Net Book Value
Website development costs	$70,188	$(58,532)	$11,656
Media distribution rights	25,000	(7,292)	17,708
Intellectual property	5,000	(1,458)	3,542
LinkedIn Group	2,500	(2,500)	-
Organization costs	1,377	(1,377)	-
Total intangibles	$104,065	$(71,159)	$32,906

	2015
		Accumulated
	Gross	Amortization	Net Book Value
PetroPortfolio	$41,614	$-	$41,614
Website development costs	67,113	(25,863)	41,250
LinkedIn Group	2,500	(2,292)	208
Organization costs	1,377	(1,377)	-
Total intangibles	$112,604	$(29,532)	$83,072

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

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. During the twelve months ending December 31, 2016, an online media asset referred to as PetroPortfolio with a net book value of $41,614 was written off to loss on impairment. There were no impairment charges during the twelve months ending December 31, 2015.

Total amortization of intangible assets was $41,627 and $26,696 for the twelve months ended December 31, 2016 and 2015, respectively.

Note 7: Stock-Based Compensation

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

The company currently has the following active option commitments as of December 31, 2016. Four options were forfeited prior to the end of 2016. All options have a graded vesting schedule and a ten-year term.

Grant #	Grant date	Options granted	Exercise Price	Date shares forfeited	Options outstanding as of December 31, 2016
Option #1	02/07/11	300,000	$0.35	N/A	300,000
Option #2	09/03/13	300,000	0.40	N/A	300,000
Option #3	11/25/13	80,000	0.50	11/13/14	-
Option #4	01/02/14	80,000	0.50	06/29/15	-
Option #5	01/02/14	80,000	0.50	07/14/15	-
Option #6	05/15/15	100,000	0.75	N/A	100,000
Option #7	05/16/15	600,000	0.75	N/A	600,000
Option #8	07/06/15	80,000	0.81	12/27/16	-
Option #9	12/21/15	50,000	1.15	N/A	50,000
Option #10	12/21/15	75,000	1.15	07/12/16	-
Option #11	12/21/15	75,000	1.15	N/A	75,000
Option #12	12/21/15	50,000	1.15	N/A	50,000
Option #13	12/21/15	50,000	1.15	12/14/16	-
Option #14	12/21/15	50,000	1.15	N/A	50,000
Option #15	02/22/16	20,000	2.20	06/29/16	-
Option #16	03/01/16	50,000	1.85	N/A	50,000
					1,575,000

At December 31, 2016, 1,120,000 stock options were exercisable and $240,732 and $85,074 of total compensation cost related to vested share-based compensation grants had been recognized for years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2015 an additional $74,177 of compensation cost was recognized as a result of a board resolution that modified the exercise price of option #1 above from $0.35 to $0.05. Unrecognized compensation expense from stock options was $231,049 at December 31, 2016, which is expected to be recognized over a weighted-average vesting period of 1.29 years beginning January 1, 2017.

During the year ended December 31, 2016, the Company granted 70,000 options to certain employees of the Company with an incremental vesting schedule, a ten-year term and a weighted-average grant date fair value of $1.95. Total compensation expense related to options granted for the year ended December 31, 2016 was $30,016.

The following table summarizes our stock option activity for the twelve months ended December 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2014	760,000	$0.40	7.73	1,600,200
Granted	1,130,000	$1.14	-	985,200
Exercised	-	$-	-	-
Forfeited or expired	(160,000)	$-	-	-
Outstanding at December 31, 2015	1,730,000	$0.70	8.37	1,810,200
Granted	70,000	$1.95	-	-
Exercised	-	$-	-	-
Forfeited or expired	(225,000)	$1.12	-	-
Outstanding at December 31, 2016	1,575,000	$0.70	7.35	394,000
Exercisable at December 31, 2016	1,120,000	$0.59	6.83	$357,600

The following assumptions were used to calculate weighted average fair values of the options granted in the year ended December 31,

	2016	2015
Expected life (in years)	5.84	5.75
Risk-free interest rate	1.45%	1.91%
Volatility	111.43%	49.66%
Dividend yield	-	-
Weighted average grant date fair value per option granted	$1.81	$0.37

To the extent the actual forfeiture rate is different than what has been anticipated, share-based compensation expense related to these options will be different from expectations.

Note 8: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. In 2016 we have made efforts to mitigate risk from loss of a single client and have shifted sales concentration to a more even distribution among our clients. For the twelve months ended December 31, 2016 and 2015, the percentage of sales and the concentrations are:

	2016	2015
Largest client	20.09%	41.60%
Second largest client	19.57%	12.44%
Third largest client	19.35%	10.53%
Next three largest clients	22.32%	17.99%
All other clients	18.67%	17.44%
	100.00%	100.00%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 9: Commitments and Contingencies

Leases

The Company leases one facility in northern California under an operating lease that expires in 2018 with an 18-month term and monthly rent of $2,300. Effective January 1, 2017, the Company entered into a second lease for a facility in the same building with a 15-month term and monthly rent of $1,375. Rent expense under operating leases was $42,687 and $35,521 for the twelve months ended December 31, 2016 and 2015.

As of December 31, 2016, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2017	$44,091
2018	11,023
2019	-
2020	-
2021	-
Total minimum lease payments	$55,114

Note 10: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.64% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017. Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date by 1 year. We have recorded unrealized gain of $3,557 and a gain of $15,069 during the twelve months ended December 31, 2016 and 2015, respectively, related to the revaluation of this note's principal from CAD to USD. As of December 31, 2016, principal and accrued interest was $74,386 and $496, respectively. As of December 31, 2015, principal and accrued interest was $70,829 and $4,135, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party. The note was structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest which was paid in full just prior to its amended maturity date of December 31, 2016.

Interest expense was $15,529 and $14,998 for the twelve months ended December 31, 2016 and 2015, respectively and consists of interest on our short-term promissory notes, and credit card balances.

Note 11: Shareholders’ Equity

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

Note 12: Income Taxes

As of December 31, 2016, the Company has net operating loss carry-forwards of approximately $3,600,000 that begin to expire in 2031. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2016	2015
Net operating losses	$1,200,000	$800,000
Less: valuation allowance	(1,200,000)	(800,000)
Net deferred tax assets	$-	$-

Note 13: Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the twelve months ended December 31, 2016 and 2015, the assumed exercise of share options is anti-dilutive due to the Company’s net loss and are excluded from the determination of net income (loss) per share – basic and diluted. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented.

The computations for basic and diluted net loss per share are as follows:

	Year Ended
	December 31,
	2016	2015
Net loss	$(1,158,854)	$(994,351)
Basic and diluted weighted average common shares outstanding	20,106,158	16,492,158

Net loss per share, basic and diluted	$(0.06)	$(0.06)

Note 14: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the twelve months ended December 31, 2016 we had a net loss of $1,158,854. These circumstances result in substantial doubt as to our ability to continue as a going concern which is dependent upon our ability to continue to generate sufficient revenues to operate profitably, or raise additional capital through debt financing and/or through sales of common stock.

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

There have been no disagreements with our accountants or auditors on accounting and financial disclosures from January 1, 2010 through December 31, 2016 and through the date of this report.   On February 15, 2016, our board of directors approved and authorized the engagement of the accounting firm of MaloneBailey LLP (“MaloneBailey”) as the Company's new independent registered public accounting firm upon the voluntary resignation of Hillary CPA Group, CPA (“Hillary”).

(a)	Resignation of Independent Registered Public Accounting Firm

On February 15, 2016, Hillary voluntarily resigned as principal independent registered public accounting firm of the Company. The resignation of Hillary was delivered further to the voluntary withdrawal by Hillary of its registration with the Public Company Accounting Oversight Board.

The reports of Hillary dated March 5, 2015 on the Company's financial statements for the two most recent fiscal years ended December 31, 2014 and 2013, respectively, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements for the fiscal years ended December 31, 2015 and 2014, and in the subsequent interim periods through the effective date of resignation of Hillary on February 15, 2016, there were no "disagreements" (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the instructions to Item 304), resolved or not, with Hillary on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Hillary, would have caused Hillary to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years.

During the Company's fiscal years ended December 31, 2015 and 2014 and in any subsequent interim periods through the effective date of resignation of Hillary on February 15, 2016, there were no "reportable events" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

We provided Hillary with a copy of our Form 8-K prior to its filing with the SEC, and requested that Hillary furnish us with a letter addressed to the SEC stating whether Hillary agreed with the statements made in the Form 8-K, and if not, stating the aspects with which he did not agree. A copy of the letter from Hillary, dated February 16, 2016, is filed as Exhibit 16.1 to our Form 8-K filed with the SEC on February 17, 2016.

(b)	New Independent Registered Public Accounting Firm

On February 15, 2016, we engaged MaloneBailey as our principal independent registered public accounting firm effective February 16, 2016.  The decision to engage MaloneBailey as our principal independent registered public accounting firm was been approved by the Company's audit committee and board of directors.

During the fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through the effective date of appointment of MaloneBailey on February 16, 2016, we had not, nor had any person on behalf of us, consulted with MaloneBailey regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had MaloneBailey provided us with a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K or a reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosures Control and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

(3)

The Company has an audit committee which does not include an audit committee financial expert; however, the audit committee is not independent. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less independent supervision over management. Our management determined that this deficiency constituted a material weakness.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Plan for Remediation of Material Weaknesses

We are in the process of developing and implementing remediation plans to address our material weakness.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers serve at the pleasure of the board of directors. The board of directors has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Michael Hinshaw	54	President, Chief Executive Officer,
201 Spear Street, Suite 1100		Treasurer, Principal Accounting
San Francisco, CA 94105		Officer, Secretary and Director

Lynn Davison	53	Chief Operating Officer
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	57	Vice President
201 Spear St. Suite 1100
San Francisco, CA 94105

Barry MacNeil	56	Chief Financial Officer
201 Spear Street, Suite 1100
San Francisco, CA 94105

Ashley Garnot	30	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Graham Clark	55	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

There are no family relationships between any of our directors or executive officers.

Background of Officers and Directors

Michael Hinshaw – President, Chief Executive Officer, Treasurer, Principal Accounting Officer, Secretary and Director.

Since March 31, 2006, Mr. Hinshaw has been our President, Chief Executive Officer, Principal Accounting Officer and a director. Mr. Hinshaw has served as Treasurer and Principal Accounting Officer since December 7, 2011. In September 2016, Mr. Hinshaw was appointed our corporate secretary on an interim basis. From December 7, 2011 until November 20, 2015, Mr. Hinshaw was our Chief Financial Officer. Mr. Hinshaw founded The Innes Group, Inc. (now McorpCX, Inc.) in 2001. From 1999 until 2002, Mr. Hinshaw served as President and Chief Executive Officer of Verida Internet Corp. Prior to its sale in 1999, Mr. Hinshaw served as President of Triad Inc., a brand strategy and management consulting firm. Mr. Hinshaw holds a MFA in Design and Communication and a BFA in Graphic Design from the Academy of Art University in San Francisco.

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

Stephen Shay – Vice President

On May 16, 2015, Stephen Shay was appointed as our Vice President. Mr. Shay was appointed as Vice President because of his previous experience in accelerating business growth by building global sales teams, bringing enterprise-class technology solutions to market, executing mergers & acquisitions, and developing enterprise-wide customer and partner experience capabilities. Prior to joining McorpCX, Mr. Shay enjoyed a nearly 21-year career with Microsoft Corporation, a Washington corporation, where he served as an executive leader in sales, operations, and IT. From November 2010 to September 2014, he was General Manager of Customer Experience at Microsoft, where he was responsible for conceptualizing and driving high-impact initiatives designed to transform the customer centricity of the organization and delivering simplified, seamless, and successful interactions across the customer and partner lifecycle at Microsoft. From August 2005 to November 2010, Mr. Shay was General Manager of Strategy & Business Development at Microsoft, where he helped the Microsoft build its monetization and integration strategies for over 90 acquisitions with a total consideration of $13 billion. Mr. Shay earned a Bachelor of Science Degree in Management & Computer Information Systems, from Park University, Kansas City, Missouri and completed additional undergraduate studies in architecture at the University of Kansas.

Barry MacNeil – Chief Financial Officer

Barry MacNeil was appointed as Chief Financial Officer on November 20, 2015, due to his more than 20 years of accounting experience in public and private practice. Since April 2016 Mr. MacNeil has served as Chief Financial Officer for TAG Oil Ltd., an oil and gas exploration and production company headquartered in Vancouver British Columbia.  From August 2012 to the present, Mr. MacNeil has served as CFO of Coronado Resources, formerly a junior power generation company with natural gas co-generation and hydroelectric power production in New Zealand.  From October 2004 through March 2008, Mr. MacNeil served as a member of the board of directors, CFO and Secretary for Trans-Orient Petroleum Ltd., a company that invested in early-stage resource and technology companies.  Mr. MacNeil is a Chartered Public Accountant and earned a diploma in Financial Management from the British Columbia Institute of Technology.

Ashley Garnot – Director

Since December 7, 2011, Ashley Garnot has been a member of the board of directors. Since October 2011, Ms. Garnot has been a management consultant for Coronado Resources Ltd. (TSX-V: CRD), and has been a member of the board of directors of that company since that date. She has also been, since January 2012, a general manger at TAG Oil Ltd. Since January 2012, Ms. Garnot has been a management consultant for private equity Investment Company Pacific Reach Management, a private equity firm. Since December 2011, Ms. Garnot has been the owner of ALG Investments, a private equity investment company. From September 2005 to June 2008, Ms. Garnot served as managing partner of Asluxe Designs Inc. Ms. Garnot has completed the Canadian Securities Institute’s Canadian Securities Course, and has a Real Estate Course and Property Management diploma from Sauder School of Business.

Graham Clark – Director

On February 1, 2017, Graham Clark was appointed as a member of the Company’s board of directors. For over 20 years, Mr. Clark has held executive management positions with global IT companies including: Global EVP Digital at NIIT Technologies from August 2015 to July 2016, VP Digital at Mphasis from August 2013 to July 2015, Director Multichannel Customer at Isobar from April 2012 through July 2013 and SVP Sales & Solutions Americas at Touchbase from 2008 through 2011. The Company’s board of directors believes he is a recognized digital customer experience thought leader in how digital technologies influence and drive ‘Digital Operating Models’ and ‘digital first but not digital only multichannel experiences’ and that his background will provide valuable insights that will assist the Company in overseeing the Company’s business strategy which includes identifying technology and Customer Experience (CX) software driven opportunities.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Hinshaw, Ms. Davison, Mr. Shay, Mr. MacNeil, Mr. Clark and Ms. Garnot have not been the subject of the following events:

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

5.

Found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

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

8.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the services of a financial expert are not warranted at this time.

The Committees of the Board

Due to the Company's current size, the only committee of the Company’s board of directors is an audit committee. Our board of directors currently does not have a nominating or compensation committee and the functions normally performed by such committees are performed by the board of directors as a whole.

Audit Committee and Charter

We have a separately-designated audit committee of the board of directors that is comprised of the following directors: Michael Hinshaw, Ashley Garnot, and Graham Clark, of which Mr. Clark and Ms. Garnot are determined to be independent directors under the standards established by the NASDAQ Stock Market.

According to our audit committee charter, which is available on our website at  http://investors.mcorp.cx, our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Our code of ethics applies to each of our Chief Executive Officer, Chief Financial Officer and our Principal Accounting Officer. A copy of our code of ethics is included as an exhibit to this Annual Report on Form 10-K.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, all officers, directors and owners of 10% or more of our shares of common stock have timely filed all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2016, except for a Form 3 which was filed late for Mr. Clark, and a Form 4 was filed late for Ms. Davison.

ITEM 11.	EXECUTIVE COMPENSATION.

On February 1, 2011, we entered into an employment agreement with Lynn Davison, pursuant to which she agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $132,000, but was subsequently increased to $162,000 effective August 22, 2014. In addition, Ms. Davison is eligible for bonus compensation as established by us from time to time. On February 7, 2011, we granted Ms. Davison 10-year options, with an exercise price of $0.35 per share, to purchase 300,000 shares of our common stock. A board of directors resolution dated December 17, 2015 later reset the exercise price of these options to $0.05 per share. On September 3, 2013, we granted Ms. Davison additional 10-year options, with an exercise price of $0.40 per share, to purchase 300,000 shares of our common stock. The options granted in 2011 vest as follows: 20% six months after the grant date, and 20% every six months thereafter until all options are fully vested while the options granted in 2013 have the following vesting schedule: i) 20% on the one year anniversary of the grant date, ii) 20% on the eighteen month anniversary of the grant date, iii) 20% on the two year anniversary of the grant date, iv) 20% on the thirty month anniversary of the grant date, and (v) the remaining 20% on the three year anniversary of the grant date.

On May 15, 2015, we granted Ms. Davison additional 10-year options, with an exercise price of $0.75 per share, to purchase 100,000 shares of our common stock. The options granted in 2015 vest as follows: 20% six months after the grant date and 20% every six months thereafter until all options are fully vested.

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

Michael Hinshaw does not have an employment agreement with the Company. However, pursuant to the terms of a verbal agreement between Mr. Hinshaw and the Company, Mr. Hinshaw receives an annual base salary of $300,000 for his executive services to the Company.

The following table sets forth information with respect to compensation paid by us to our “named executive officers” (which includes our principle executive officer or “PEO” and our two highest compensated officers in 2015 outside of our PEO) for each of the last two years.

.

Executive Officer Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards[1]	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	2016	300,000	0	0	0	0	0	1,534[2]	301,534
President	2015	300,000	0	0	0	0	0	8,945[2]	308,945

Lynn Davison	2016	174,000	0	0	0	0	0	0	174,000
COO	2015	162,000	0	0	21,000	0	0	0	183,000

Stephen Shay	2016	246,000	0	0	0	0	0	0	246,000
Vice President	2015	153,000	0	0	126,000	0	0	0	279,000

[1]

The amounts shown reflect the aggregate grant date fair value of the option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (ASC 718). In valuing such options, the Company made certain assumptions. For a discussion of those assumptions, please see Note 7 to our Financial Statements for the Fiscal Years ended December 31, 2016 and 2015.

[2]	All other compensation for Michael Hinshaw for each of the years ended 2016 and 2015 consisted of payments for an automobile lease.

The following table sets forth information with respect to compensation paid by us to our non-employee directors (all directors except for Mr. Hinshaw) during the last completed fiscal year ended December 31, 2016.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	0	0	0	0	0	0	0
Ashley Garnot	0	0	0	0	0	0	0
Hugh Rogers(1)	0	0	0	0	0	0	0
Daniel Carlson(2)	0	0	0	0	0	0	0

Graham Clark(3)	0	0	0	0	0	0	0

(1)	Mr. Rogers resigned from the Company’s board of directors on February 1, 2017
(2)	Mr. Carlson resigned from the Company’s board of directors on August 10, 2016
(3)	Mr. Clark was appointed to the Company’s board of directors on February 1, 2017

Non-employee members of our board of directors have received stock options granted under the Company’s Amended and Restated Stock Option Plan (the “Plan”) as consideration for their services on our board of directors.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors other than the Plan.  Securities offered under the Plan will consist exclusively of our shares of common stock. The aggregate number of shares of common stock reserved for issuance under the Plan is fixed at 10% of the total number of issued and outstanding shares from time to time, such that the shares of common stock reserved for issuance under the Plan will increase automatically with increases in the total number of Shares issued and outstanding.

If an option awarded under the Plan expires, is surrendered in exchange for another option, or terminates for any reason during the term of the Plan prior to its exercise in full, the shares subject to but not delivered under such option would be available for issuance pursuant to the exercise of future options granted under the Plan.

The following table sets forth information with respect to outstanding equity awards held by our named executive officers at December 31, 2016.

Outstanding Equity Awards at December 31, 2016
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Michael Hinshaw	0	0	0	-	-	0	0
Lynn Davison	300,000	0	0	$0.35[1]	2/7/2021	0	0
	300,000	0	0	$0.40	9/3/2023	0	0
	60,000	40,000	0	$0.75	5/15/2025	40,000	0
Stephen Shay	360,000	240,000	0	$0.75	5/16/2025	240,000	0

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

Compensation Committee Interlocks and Insider Participation

Since the Company currently does have a compensation committee or other committee of the board of directors performing similar functions, executive officer compensation is determined by the entire board of directors. Mr. Hinshaw, our President and Chief Executive Officer, is the only officer or employee of the Company who participated in deliberations of the Company’s board of directors concerning executive officer compensation. However, Mr. Hinshaw excused himself from our board of directors’ discussions concerning the compensation of our President and Chief Executive Officer. With the exception of Mr. Hinshaw, no member of our board of directors was, during the year ended December 31, 2016, an officer, former officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure by the Company under the SEC rules requiring disclosure of certain relationships and related party transactions.  No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our board of directors, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our board of directors, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of our board of directors, during the year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 29, 2017 the total number of shares owned beneficially by each of our directors, director nominees and named executive officers, individually and directors and all executive officers as a group, and the present owners of 5% or more of our total outstanding shares of common stock.  Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the number of shares held and the percentage ownership of such each individual but are not treated as outstanding for purposes of computing the percentage ownership of others.

The information in this table reflects "beneficial ownership" as defined in Rule 13d-3 of the Exchange Act. We have determined beneficial ownership in accordance with the rules of the SEC or other information we believe to be reliable. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares that they beneficially own, subject to applicable community property laws where applicable.

Applicable percentage ownership is based on 20,426,158 shares of common stock outstanding as of March 29, 2017.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%
Michael Hinshaw	5,200,000	25.46%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Lynn Davison	680,000[1]	3.22%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	480,000[2]	2.30%
201 Spear St. Suite 1100
San Francisco, CA 94105

Ashley Garnot	880,000[3]	4.30%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Graham Clark	0-	0
201 Spear Street, Suite 1100
San Francisco, CA 94105
All officers and directors as a group (6 individuals)	7,240,000	35.28%

Alex Guidi	2,762,302[4]	13.52%
2040 – 885 West Georgia Street
Vancouver, British Columbia V6C 3E8

Eva Lundin	2,900,000[5]	14.20%
6 Rue de Rive
1204 Geneva, Switzerland

Peter Loretto	1,443,262[6]	7.07%
350-6165 HWY 17
Delta British Columbia V4K 5B8

[1]

Includes 680,000 shares issuable pursuant to presently exercisable stock options and options that become exercisable within 60 days of March 29, 2017. Does not include 20,000 shares issuable pursuant to unexercisable options.

[2]

Includes 480,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of March 29, 2017. Does not include 120,000 shares issuable pursuant to unexercisable options.

[3]

Comprised of 500,000 shares of common stock held in the name of ALG Investments Ltd., which is owned and controlled by Ms. Garnot; 250,000 shares owned by Ms. Garnot and her husband, Wade Garnot; and, 100,000 shares held in Ms. Garnot’s maiden name, Ashley Guidi. Includes 30,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of March 29, 2017. Does not include 45,000 shares issuable pursuant to unexercisable options.

[4]	Based on Schedule 13D filed by the reporting person with the SEC on February 24, 2016.

[5]	Based on Schedule 13G filed by the reporting person with the SEC on February 18, 2016.

[6]

Based on Schedule 13G filed by the reporting person with the SEC on February 11, 2016. Mr. Loretto has sole voting and dispositive power over 1,425,000 shares of our common stock and has shared voting and dispositive power over the remaining 18,262 shares of our common stock he beneficially owns.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company did not engage in any transactions with related parties requiring disclosure under Item 404 of Regulation S-K under the Securities Act since January 1, 2016 and there are currently no such transactions proposed.

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

Our board of directors has not adopted any specific procedures for the conduct of reviews and considers each transaction in light of the specific facts and circumstances. In the course of its review and approval of a transaction, our board of directors the following factors, among other factors it deems appropriate:

•	whether the transaction is fair and reasonable to us;
•	the business reasons for the transaction; and
•	whether the transaction is material, taking into account the significance of the transaction.

Any member of our board of directors who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the board of directors that considers the transaction.

Independence of Directors

Our common stock is not listed on a national securities exchange or an inter-dealer quotation system that requires that a majority of our board of directors consist of independent directors. Under these circumstances, the rules of the SEC require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. We use the NASDAQ Stock Market’s definition of “Independent Director” to determine if a director is deemed independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that two of our directors, Mr. Clark and Ms. Garnot are independent directors under standards established by the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table presents fees for professional audit services for the audit of the Company’s annual financial statements for fiscal year 2016 and 2015 and fees billed for other services rendered during 2016 and 2015.

	Fiscal 2016	Fiscal 2015	Fiscal 2015
	MaloneBailey	MaloneBailey	Hillary CPA
Type of Service/Fee
Audit Fees (1)	$35,300	$21,500	$6,200
Audit Related Fees (2)	$-	$-	$-
Tax Fees (3)	$-	$-	$-
All Other Fees	$-	$-	$-

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

Although our audit committee currently does not have a formal policy in place to pre-approve all audit and non-audit services provided by our independent auditor and the fees for such non-audit services, the Company's audit committee has adopted a policy to review on an annual basis the performance, objectivity and independence of our independent auditor.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended and Restated Bylaws	8-K	11/24/15	3.2.1

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

10.1	Lease Agreement for San Anselmo office	S-1	04/25/12	10.1

10.2	Lease Agreement for North Carolina office	S-1	04/25/12	10.2

10.3	Lease Agreement for San Francisco office	S-1	04/25/12	10.3

10.4	Deed covering Lake County Real Property	S-1	04/25/12	10.4

10.5	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

10.6	Promissory Note – McLellan Investment Corporation	S-1/A-2	07/24/12	10.6

10.7	Promissory Note – Brad Holland	S-1/A-2	07/24/12	10.7

10.8	Employment Agreement – Lynn Davison	S-1/A-3	09/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012	S-1/A-3	09/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013	10-K	03/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013	10-K	03/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013	10-K	03/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014	10-K	03/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014	10-Q	08/01/14	10.50

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

14.1	Code of Ethics	10-K	3/27/13	14.1

16.1	Letter from Hillary CPA Group, dated February 16, 2016	8-K	2/16/16	16.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2017.

MCORPCX, INC.

BY:	/s/ MICHAEL HINSHAW
Michael Hinshaw
Chief Executive Officer, Principal Accounting Officer, Treasurer , Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/MICHAEL HINSHAW	Chief Executive Officer,	March 31, 2017
Michael Hinshaw	Treasurer, Principal Accounting Officer, Secretary and Director

/s/BARRY MACNEIL	Chief Financial Officer	March 31, 2017
Barry MacNeil

/s/ASHLEY GARNOT	Director	March 31, 2017
Ashley Garnot

/s/ GRAHAM CLARK	Director	March 31, 2017
Graham Clark

exhibit index

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended and Restated Bylaws	8-K	11/24/15	3.2.1

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

10.1	Lease Agreement for San Anselmo office	S-1	04/25/12	10.1

10.2	Lease Agreement for North Carolina office	S-1	04/25/12	10.2

10.3	Lease Agreement for San Francisco office	S-1	04/25/12	10.3

10.4	Deed covering Lake County Real Property	S-1	04/25/12	10.4

10.5	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

10.6	Promissory Note – McLellan Investment Corporation	S-1/A-2	07/24/12	10.6

10.7	Promissory Note – Brad Holland	S-1/A-2	07/24/12	10.7

10.8	Employment Agreement – Lynn Davison	S-1/A-3	09/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012	S-1/A-3	09/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013	10-K	03/31/14	10.39

10.12	Independent Contractor Agreement with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.40

10.13	Non-Disclosure Agreement with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.41

10.14	Statement of Work with Ashley Garnot dated August 1, 2013	10-K	03/31/14	10.42

10.15	Master Services Agreement with Progress Software Corporation dated December 6, 2013	10-K	03/31/14	10.43

10.16	Statement of Work (Schedule A) with Progress Software dated December 6, 2013	10-K	03/31/14	10.44

10.17	Statement of Work 2 with Ashley Garnot dated February 2, 2014	10-K	03/31/14	10.48

10.18	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014	10-Q	08/01/14	10.49

10.19	Lease with Four Keys dated June 5, 2014	10-Q	08/01/14	10.50

10.23	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

14.1	Code of Ethics	10-K	3/27/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X