Form 10-Q
period 2017-03-31
McorpCX, Inc.
filed 2017-05-12
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company Emerging growth company	☑ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☑

:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of May 12, 2017.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.

Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,731,268	$1,925,744
Accounts receivable	101,525	31,889
Total current assets	1,832,793	1,957,633
Long term assets:
Property and equipment, net	92,203	95,704
Capitalized software development costs, net	437,416	398,506
Intangible assets, net	20,989	32,906
Other assets	18,369	21,606
Total assets	$2,401,770	$2,506,355

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$127,386	$67,051
Deferred revenue	91,574	51,029
Related party notes - current portion	75,072	74,386
Other current liabilities	1,252	538
Total current liabilities	295,284	193,004
Total liabilities	295,284	193,004
Shareholders' equity:
Common stock, $0 par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Additional paid-in capital	6,373,500	6,325,235
Accumulated deficit	(4,267,014)	(4,011,884)
Total shareholders' equity	2,106,486	2,313,351
Total liabilities and shareholders' equity	$2,401,770	$2,506,355

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenue
Consulting services	$258,675	$186,534
Products and other	38,616	49,418
Total revenue	297,291	235,952
Cost of goods sold
Labor	59,970	31,517
Products and other	79,803	61,627
Total cost of goods sold	139,773	93,144
Gross profit	157,518	142,808
Expenses
Salaries and wages	245,359	243,502
Contract services	9,748	45,405
Other general and administrative	152,199	332,090
Total expenses	407,306	620,997

Net operating loss	(249,788)	(478,189)

Interest expense	(2,868)	(3,718)

Other income (expense)	(2,474)	(6,850)

Loss before income taxes	(255,130)	(488,757)

Income tax provision	-	-

Net loss	$(255,130)	$(488,757)

Net loss per share-basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding-basic and diluted	20,426,158	19,139,125

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(255,130)	$(488,757)

Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	58,509	33,172
Stock compensation expense	48,265	22,510
Loss on disposal of assets	298	-
Loss on foreign currency translation	686	6,151
Changes in operating assets and liabilities:
Accounts receivable	(69,636)	(52,241)
Other assets	3,237	(5,005)
Accounts payable	60,335	89,000
Other current liabilities	714	(2,981)
Deferred revenue	40,545	27,006

Net cash used in operating activities	(112,177)	(371,145)

INVESTING ACTIVITIES
Equipment purchases	-	(8,856)
Proceeds from sale of equipment	2,000
Capitalized software development costs	(84,299)	(58,614)

Net cash used in investing activities	(82,299)	(67,470)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	2,745,000

Net cash provided by financing activities	-	2,745,000

Increase (decrease) in cash and cash equivalents	(194,476)	2,306,385

Cash and cash equivalents, beginning of period	1,925,744	492,733

Cash and cash equivalents, end of period	$1,731,268	$2,799,118

Supplemental disclosure of cash flow information:
Interest paid	2,111	2,477

The accompanying notes are an integral part of these unaudited financial statements.

MCORPCX, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Note 1: Organization and Basis of Presentation

McorpCX, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

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

The financial statements and related disclosures as of and for the three months ended March 31, 2017 and 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The balance sheet as of December 31, 2016 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2016, filed on Form 10-K with the SEC on March 31, 2017.  The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "Company" are to McorpCX, Inc.

Note 2: Recent Accounting Pronouncements

In August 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the Liquidation Basis of Accounting. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in ASU 2014-15 require additional disclosure of information about the relevant conditions and events. The amendments in ASU 2014-15 are effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted ASU 2014-15 with no material impact to the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in accounting standards involving several aspects of the accounting for employee share-based payment transactions, including (1) the income tax consequences, (2) classification of awards as either equity or liabilities, and (3) classification on the statement of cash flows. The amendments will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition, amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively, amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively, and amendments related to the presentation of excess tax benefits on the statement of cash flows can be applied using either a prospective transition method or a retrospective transition method. An entity that elects early adoption must adopt all of the amendments in the same period. The Company adopted ASU 2016-09 with no material impact to the financial statements.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In addition, ASU No. 2017-03 conforms certain paragraphs within the SEC Staff Guidance to the guidance issued in Accounting Standards Update No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The Company is currently evaluating the impact of these amendments on its financial statements.

MCORPCX, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Note 3: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Expenses relating to upgrades and enhancements were capitalized during the three months ended March 31, 2017 and March 31, 2016 in the amount of $84,299 and $58,614, respectively.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $437,416 and $398,506 as of March 31, 2017 and December 31, 2016, respectively. Amortization expense incurred during the three months ended March 31, 2017 and 2016 was $45,389 and $24,049, respectively and is included in cost of goods sold in the statements of operations.

Note 4: Intangible Assets

Intangibles consist of the following as of March 31,

	2017
		Accumulated
	Gross	Amortization	Net Book Value
Website development costs	$70,188	$(66,699)	$3,489
Media distribution rights	25,000	(10,417)	14,583
Intellectual property	5,000	(2,083)	2,917
LinkedIn Group	2,500	(2,500)	-
Organization costs	1,377	(1,377)	-
Total intangibles	$104,065	$(83,076)	$20,989

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

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable.  There were no impairment charges during the three months ended March 31, 2017 and 2016.

Total amortization of intangible assets was $11,917 and $8,375 for the three months ended March 31, 2017 and 2016, respectively.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

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

At March 31, 2017, 1,130,000 stock options were exercisable and $48,265 of total compensation cost related to vested share-based compensation grants had been recognized for three months ended March 31, 2017. Unrecognized compensation expense from stock options was $183,830 at March 31, 2017, which is expected to be recognized over a weighted-average vesting period of 1.07 years beginning April 1, 2017.

The following table summarizes our stock option activity for the three months ended March 31, 2017:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2016	1,575,000	$0.70	7.35	394,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2017	1,575,000	$0.70	7.10	-
Exercisable at March 31, 2017	1,130,000	$0.60	6.61	$-

There were no options granted in the three months ended March 31, 2017.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Note 6: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the three months ended March 31, 2017 and 2016, the percentage of sales and the concentrations are:

	2017	2016
Largest client	35.85%	16.85%
Second largest client	24.82%	15.95%
Third largest client	15.69%	15.68%
Next three largest clients	21.71%	38.76%
All other clients	1.93%	12.76%
	100.00%	100.00%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.64% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017.  Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date by 1 year. We have recorded an unrealized loss of $686 and a loss of $6,151 during the three months ended March 31, 2017 and 2016, respectively, related to the revaluation of this note's principal from CAD to USD.  As of March 31, 2017, principal and accrued interest was $75,072 and $1,252, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party. The note was structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest which was paid in full just prior to its amended maturity date of December 31, 2016.

Interest expense was $2,868 and $3,718 for the three months ended March 31, 2017 and 2016, respectively and consists of interest on our short-term promissory notes, and credit card balances.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

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

Our products include on-demand “cloud based” customer experience management software such as Touchpoint Mapping® On-Demand (also marketed as McorpCX | Insights), referred to as “Touchpoint Mapping”, and McorpCX | Persona.

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

McorpCX | Persona, another online SaaS solution, is designed for developing and managing customer persona, as well as automating the currently manual process of developing, managing and sharing persona across corporations. It is designed to help customer-centric businesses and the agencies and consultancies that serve them to better understand, connect with and serve their customers.

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

There are many potential unforeseen and significant market and competitive risks associated our current products and services. Though we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, neither product has generated significant sales revenue to date, and we cannot predict the timing or probability of generating material sales revenue from either of them.

As of the date of this report, we have yet to engage the necessary sales and marketing staff or the capabilities required to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives. It is our expectation that numerous unforeseen challenges will be encountered as we continue to develop, market, distribute and sell our products and services.

We cannot assure you that that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Sources of Revenue

Our revenue consists primarily of professional and consulting services, as well as software-enabled product sales and other revenues. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

Cost of Revenue and Operating Expenses

Our costs of revenue and operating expenses are detailed at the sub-category level in our Statements of Operations. And while the financial results for these categories are further explained in the Results of Operations section below, a general description of these categories follows:

Cost of Goods Sold

Cost of goods sold has historically consisted primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients. Costs of goods also includes product-related hosting and monitoring costs, licenses for products embedded in the application, amortization of capitalized software development costs, related sales commissions, service support, account and subscription management , as applicable.

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

Results of Operations

			Change from	Percent Change
Revenue	2017	2016	Prior Year	from Prior Year
Three Months Ended March 31,	$297,291	$235,952	$61,339	26%

Revenues increased for the three months ended March 31, 2017 compared to the same quarter in the prior year primarily due to increased revenues from consulting services during the current quarter. The growth in revenue during the first quarter of 2017 compared to the same quarter in 2016 was mainly a result of management’s re-focus on business development and revenue generating efforts after the first quarter of 2016.

During the first quarter of 2016, we focused on internal initiatives that we believed were critical to our long-term growth. These initiatives included the listing of our shares of common stock on the TSX Venture Exchange and the closing of the related private placement of our common stock in February 2016.

			Change from	Percent Change
Cost of Goods Sold	2017	2016	Prior Year	from Prior Year
Three Months Ended March 31,	$139,773	$93,144	$46,629	50%

Cost of goods sold increased by approximately $47,000 for the three months ended March 31, 2017 when compared to the same period in 2016 due primarily to an increase of approximately $28,000 in professional fee costs. This increase corresponds with the increase in revenues from consulting services and is primarily due to the Company’s need to contract outside services to assist with delivery of professional services. The remaining increase was primarily due to an increase in software amortization mainly due to software purchases made during the current quarter and increased capitalized expenses related to updates and enhancements to our current software.

			Change from	Percent Change
Salaries and Wages	2017	2016	Prior Year	from Prior Year
Three Months Ended March 31,	$245,359	$243,502	$1,857	0.76%

Salaries and wages increased slightly for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 mostly as a result of a decrease of $36,000 in officer salaries in 2017 primarily due to officer turnover during the quarter being more than offset by a $13,000 decrease in the amount of salaries and wages associated with software development efforts in the first quarter of 2017 compared to the same period in 2016, and an increase in stock based compensation expense of $25,000 during the current quarter compared to the same quarter last year.

Software development costs decreased for the three months ended March 31, 2017 compared to 2016 primarily due to product development nearing completion. Capitalization of a certain portion of salaries and wages totaled $19,000 and $32,000 for three months ended March 31, 2017 and 2016, respectively. The aggregate cost for independent software designers, developers, programmers and project management professionals was $65,000 and $25,000 for three months ended March 31, 2017 and 2016, respectively.

			Change from	Percent Change
Contract Services	2017	2016	Prior Year	from Prior Year
Three Months Ended March 31,	$9,748	$45,405	$(35,657)	(78.53%	)

Contract services expenses decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to decreases in corporate and investor relations, product development, and marketing expenses in 2017.

			Change from	Percent Change
Other General and Administrative	2017	2016	Prior Year	from Prior Year
Three Months Ended March 31,	$152,199	$332,090	$(179,891)	(54.17%	)

Other general and administrative costs decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to $127,000 in professional fees incurred in the prior year associated with our listing on the TSX-V exchange and the closing of our private placement in February 2016. There was an additional decrease of $51,000 in sales, marketing, and promotion expenses, and decreased aggregate expenses of $21,000 across all of the following categories during the current quarter: computers and software, administration, and dues and subscriptions. These decreases were partially offset by an increase of $19,000 in insurance costs associated with the Company’s first director and officer insurance policy that began in August 2016 as well as increases in employee health insurance costs.

			Change from	Percent Change
Other Income/Expense	2017	2016	Prior Year	from Prior Year
Three Months Ended March 31,	$(2,474)	$(6,850)	$4,376	(63.88%	)

Other expenses decreased for the three months ended March 31, 2017 when compared to the same period in 2016 primarily due to the net effect of fluctuating unrealized gains and losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars in 2017.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$1,731,268	$1,925,744
Working capital	$1,537,509	$1,764,629

As of March 31, 2017, our cash and cash equivalents and working capital had decreased to $1,731,268 and $1,537,509, respectively, from $1,925,744 and $1,764,629 as at December 31, 2016. The closing of a private placement of our common stock for proceeds of $2,745,000 occurred in February 2016. The use of these proceeds since closing was the primary driver behind the decrease in cash and working capital.

For the three months ended March 31, 2017 and the year ended December 31, 2016, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities with cash generated through operating activities, cash on hand, and the proceeds received from our private placement of common stock in February 2016.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the three months ended March 31, 2017 we had a net loss of $255,130 and a net loss of $1,158,854 for the year ended December 31, 2016.

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

Anticipated Uses of Cash

In 2016 and the first quarter of 2017, our primary areas of investment were professional staff to support our professional services and SaaS product delivery business, including client relationship management, and product development staff as well as investments in sales and marketing activities, such as sales and marketing staff, marketing and sales automation software and other related services.

We currently anticipate that our uses of cash for the remainder of 2017 will mirror the primary uses of cash during the second half of 2016, which included cash paid to professional staff to support our professional services and SaaS product delivery business.

Cash Flow – Three Months Ended March 31, 2017 and 2016

Operating Activities. Net cash used in operating activities decreased to $112,177 for the three months ended March 31, 2017 compared to $371,145 for the three months ended March 31, 2016. This decrease in cash used by operating activities was attributable primarily to a $233,627 decrease in net losses in the three months ended March 31, 2017 compared to the same period in 2016 combined with cash provided in connection with increases in accounts payable and deferred revenue being partially offset by cash used in connection with an increase in accounts receivables for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, decreased in 2017 compared to the same period of the prior year. During the three months ended March 31, 2017, DSO was approximately 31 days, down from approximately 64 days during the three months ended March 31, 2016. This decrease mainly resulted from a lower accounts receivable balance at the end of the current quarter compared to the same period in 2016 driven primarily by timing of payments from customers. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2017 increased to $82,299 compared to $67,470 in net cash used in investing activities for the same period in 2016. Net cash used in investing activities in 2017 primarily consisted of cash used for capitalized software development costs of $84,299 offset by proceeds from the sale of equipment.

Financing Activities. There was no cash provided by, or used in, financing activities for the three months ended March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2016 amounted to $2,745,000. Cash provided in 2016 was the result of a completed private placement of our common stock during that quarter.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2017.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, are not required to provide the associated information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on March 31, 2017.

Purchases of Equity Securities

During the three months ended March 31, 2017, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

ITEM 6.	EXHIBITS.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 2017.

MCORPCX, INC.

BY:	/s/ MICHAEL HINSHAW
Michael Hinshaw
Chief Executive Officer, Treasurer, Principal Accounting Officer, Secretary and Director

BY:	/s/ BARRY MACNEIL
Barry MacNeil
Chief Financial Officer

EXHBIIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

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