Form 10-Q
period 2017-06-30
McorpCX, Inc.
filed 2017-08-10
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of August 10, 2017.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.

Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,775,821	$1,925,744
Accounts receivable	114,437	31,889
Total current assets	1,890,258	1,957,633
Long term assets:
Property and equipment, net	93,284	95,704
Capitalized software development costs, net	398,490	398,506
Intangible assets, net	13,750	32,906
Other assets	21,000	21,606
Total assets	$2,416,782	$2,506,355

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$150,452	$67,051
Deferred revenue	134,851	51,029
Notes payable	69,112	74,386
Other current liabilities	1,973	538
Total current liabilities	356,388	193,004
Total liabilities	356,388	193,004
Shareholders' equity:
Common stock, $0 par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at June 30, 2017 and December 31, 2016	-	-
Additional paid-in capital	6,403,464	6,325,235
Accumulated deficit	(4,343,070)	(4,011,884)
Total shareholders' equity	2,060,394	2,313,351
Total liabilities and shareholders' equity	$2,416,782	$2,506,355

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue
Consulting services	$506,304	$450,208	$764,979	$636,742
Products and other	96,309	40,743	134,925	90,162
Total revenue	602,613	490,951	899,904	726,904
Cost of goods sold
Labor	119,482	49,905	179,452	81,423
Products and other	120,719	67,812	200,522	129,439
Total cost of goods sold	240,201	117,717	379,974	210,862
Gross profit	362,412	373,234	519,930	516,042
Expenses
Salaries and wages	253,081	248,398	498,440	491,900
Contract services	20,962	23,395	30,710	68,800
Other general and administrative	167,019	294,794	319,218	626,883
Total expenses	441,062	566,587	848,368	1,187,583

Net operating loss	(78,650)	(193,353)	(328,438)	(671,541)

Interest expense	(2,874)	(4,131)	(5,742)	(7,850)

Other income (expense)	5,468	(1,597)	2,994	(8,447)

Loss before income taxes	(76,056)	(199,081)	(331,186)	(687,838)

Income tax provision	-	-	-	-

Net loss	$(76,056)	$(199,081)	$(331,186)	$(687,838)

Net loss per share-basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	19,782,642

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,186)	$(687,838)

Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	115,450	57,889
Stock compensation expense	78,229	69,531
Loss on disposal of assets	298	-
Loss (gain) on foreign currency translation	(5,274)	6,321
Changes in operating assets and liabilities:
Accounts receivable	(82,548)	1,401
Other assets	606	(40,524)
Accounts payable	83,401	116,688
Other current liabilities	1,435	(1,613)
Deferred revenue	83,822	(13,381)

Net cash used in operating activities	(55,767)	(491,526)

INVESTING ACTIVITIES
Equipment purchases	(2,353)	(8,856)
Payments for acquisition of intangible assets	-	(30,000)
Proceeds from sale of equipment	2,000	-
Capitalized software development costs	(93,803)	(168,449)

Net cash used in investing activities	(94,156)	(207,305)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	2,745,000

Net cash provided by financing activities	-	2,745,000

Increase (decrease) in cash and cash equivalents	(149,923)	2,046,169

Cash and cash equivalents, beginning of period	1,925,744	492,733

Cash and cash equivalents, end of period	$1,775,821	$2,538,902

Supplemental disclosure of cash flow information:
Interest paid	4,265	5,330

The accompanying notes are an integral part of these unaudited financial statements.

MCORPCX, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

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

The financial statements and related disclosures as of and for the three and six months ended June 30, 2017 and 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The balance sheet as of December 31, 2016 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2016, filed on Form 10-K with the SEC on March 31, 2017.  The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "Company" are to McorpCX, Inc.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this amendment on its financial statements.

MCORPCX, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Note 3: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Expenses relating to upgrades and enhancements were capitalized during the six months ended June 30, 2017 and June 30, 2016 in the amount of $93,803 and $168,449, respectively.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $398,490 and $398,506 as of June 30, 2017 and December 31, 2016, respectively. Amortization expense incurred during the six months ended June 30, 2017 and 2016 was $93,819 and $38,047, respectively and is included in cost of goods sold in the statements of operations.

Note 4: Intangible Assets

Intangibles consist of the following as of June 30, 2017.

	2017
		Accumulated
	Gross	Amortization	Net Book Value
Website development costs	$70,188	$(70,188)	$-
Media distribution rights	25,000	(13,542)	11,458
Intellectual property	5,000	(2,708)	2,292
LinkedIn Group	2,500	(2,500)	-
Organization costs	1,377	(1,377)	-
Total intangibles	$104,065	$(90,315)	$13,750

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

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable.  There were no impairment charges during the six months ended June 30, 2017 and 2016.

Total amortization of intangible assets was $19,156 and $17,793 for the six months ended June 30, 2017 and 2016, respectively.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

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

At June 30, 2017, 1,265,000 stock options were exercisable and $78,229 of total compensation cost related to vested share-based compensation grants had been recognized for the six months ended June 30, 2017. Unrecognized compensation expense from stock options was $80,600 at June 30, 2017, which is expected to be recognized over a weighted-average vesting period of 0.62 years beginning July 1, 2017.

The following table summarizes our stock option activity for the six months ended June 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2016	1,575,000	$0.70	7.35	394,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(100,000)	1.50	-	-
Outstanding at June 30, 2017	1,475,000	$0.64	6.74	-

Exercisable at June 30, 2017	1,265,000	$0.61	6.52	$-

There were no options granted in the six months ended June 30, 2017.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Note 6: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the six months ended June 30, 2017 and 2016, the percentage of sales and the concentrations are:

	2017	2016
Largest client	32.52%	21.56%
Second largest client	19.01%	21.55%
Third largest client	17.59%	17.27%
Next three largest clients	26.58%	21.76%
All other clients	4.30%	17.86%
	100.00%	100.00%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.64% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017.  Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date by 1 year. We have recorded an unrealized gain of $4,472 and a loss of $6,321 during the six months ended June 30, 2017 and 2016, respectively, related to the revaluation of this note's principal from CAD to USD.  As of June 30, 2017, principal and accrued interest was $69,112 and $1,974, respectively.

On September 7, 2011, a $50,000 USD note was executed with McLellan Investment Corporation, an unrelated party. The note was structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest which was paid in full just prior to its amended maturity date of December 31, 2016.

Interest expense was $5,742 and $7,850 for the six months ended June 30, 2017 and 2016, respectively and consists of interest on our short-term promissory notes, and credit card balances.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2017

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

We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

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

Cost of Goods Sold

Cost of goods sold has historically consisted primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients. Costs of goods also includes product-related hosting and monitoring costs, licenses for products embedded in the application, amortization of capitalized software development costs, related sales commissions, service support, account and subscription management, as applicable.

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

Results of Operations

			Change from	Percent Change
Revenue	2017	2016	Prior Year	from Prior Year
Three Months Ended June 30,	$602,613	$490,951	$111,662	23%
Six Months Ended June 30,	$899,904	$726,904	$173,000	24%

Revenues increased for the three months ended June 30, 2017 compared to the same period in the prior year primarily due to increased revenues from both consulting services and software products and software related services. Revenues in both areas increased by approximately $56,000 each in the second quarter of 2017 compared to the same quarter in 2016.

Revenues increased for the six months ended June 30, 2017 compared to the same period in the prior year primarily due to increased revenues from consulting services of $128,000. Revenues also increased from our software products and software related services in the first six months of 2017 compared to the same period in 2016 by $45,000.

The growth in revenue during the first half of 2017 compared to the same period in 2016 was mainly a result of management’s re-focus on business development and revenue generating efforts after the first quarter of 2016.

During the first quarter of 2016, we focused on internal initiatives that we believed were critical to our long-term growth. These initiatives included the listing of our shares of common stock on the TSX Venture Exchange and the closing of the related private placement of our common stock in February 2016.

			Change from	Percent Change
Cost of Goods Sold	2017	2016	Prior Year	from Prior Year
Three Months Ended June 30,	$240,201	$117,717	$122,484	104%
Six Months Ended June 30,	$379,974	$210,862	$169,112	80%

Cost of goods sold increased by approximately $122,484 and $169,122 for the three and six months ended June 30, 2017, respectively, when compared to the same periods in 2016 due primarily to an increase of approximately $70,000 and $98,000 in professional fee costs during the second quarter and first half of 2017, respectively. This increase corresponds with the increase in revenues from consulting services and is primarily due to the Company’s need to contract outside services to assist with delivery of professional services. There was also an increase in reimbursable expenses of $35,000 and $33,000 for the three and six months ended June 30, 2017, respectively, in line with increases in software products and software related services revenue. The remaining increase was primarily due to an increase in software amortization mainly due to software purchases made during the current quarter and increased capitalized expenses related to updates and enhancements to our current software.

			Change from	Percent Change
Salaries and Wages	2017	2016	Prior Year	from Prior Year
Three Months Ended June 30,	$253,081	$248,398	$4,683	1.89%
Six Months Ended June 30,	$498,440	$491,900	$6,540	1.33%

Salaries and wages increased slightly for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016 mostly as a result of a decrease of $48,000 in officer salaries, employee wages, and other employee expenses primarily as a result of employee turnover during the second half of 2016 and the first half of 2017, combined with a decrease in stock based compensation expense of $17,000 during the current quarter being more than offset by a $70,000 decrease in the amount of salaries and wages that were capitalized during the second quarter of 2017 mostly as a result of reduced salaries and wages associated with software development efforts in the current quarter compared to the same period in 2016.

Software development costs decreased for the three months ended June 30, 2017 compared to 2016 primarily due to product development nearing completion. Capitalization of a certain portion of salaries and wages totaled $2,000 and $72,000 for three months ended June 30, 2017 and 2016, respectively. The aggregate cost for independent software designers, developers, programmers and project management professionals was $8,000 and $40,000 for three months ended June 30, 2017 and 2016, respectively.

Salaries and wages increased slightly for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016 mostly as a result of a decrease of $85,000 in officer salaries, employee wages, and other employee expenses in 2017 primarily due to employee turnover during the second half of 2016 and the first half of 2017 being more than offset by a $83,000 decrease in the amount of salaries and wages that were capitalized during the current period mostly as a result of reduced salaries and wages associated with software development efforts in the first half of 2017 compared to the same period in 2016, and an increase in stock based compensation expense of $9,000 during the first half of 2017 compared to the same period last year.

Software development costs decreased for the six months ended June 30, 2017 compared to 2016 primarily due to product development nearing completion. Capitalization of a certain portion of salaries and wages totaled $21,000 and $104,000 for six months ended June 30, 2017 and 2016, respectively. The aggregate cost for independent software designers, developers, programmers and project management professionals was $73,000 and $65,000 for six months ended June 30, 2017 and 2016, respectively.

			Change from	Percent Change
Contract Services	2017	2016	Prior Year	from Prior Year
Three Months Ended June 30,	$20,962	$23,395	$(2,433)	(10.40%	)
Six Months Ended June 30,	$30,710	$68,800	$(38,090)	(55.36%	)

Contract services expenses decreased for the three and six months ended June 30, 2017 compared to the same period in 2016 primarily due to decreases in corporate and investor relations, product development, and marketing expenses in 2017.

			Change from	Percent Change
Other General and Administrative	2017	2016	Prior Year	from Prior Year
Three Months Ended June 30,	$167,019	$294,794	$(127,775)	(43.34%	)
Six Months Ended June 30,	$319,218	$626,883	$(307,665)	(49.08%	)

Other general and administrative costs decreased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to $35,000 in professional fees incurred in the prior year associated with our listing on the TSX-V exchange and the closing of our private placement in February 2016. There was an additional decrease of $66,000 in sales, marketing, and promotion expenses, and decreased aggregate expenses of $37,000 across all of the following categories during the current second quarter: computers and software, administration, travel and meals, and dues and subscriptions. These decreases were partially offset by an increase of $7,000 in insurance costs associated with the Company’s first director and officer insurance policy that began in August 2016 as well as increases in rent costs for the Company’s corporate headquarters.

Other general and administrative costs decreased for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to a decrease of $162,000 in professional fees associated with our listing on the TSX-V exchange and the closing of our private placement in February 2016. There was an additional decrease of $118,000 in sales, marketing, and promotion expenses, and decreased aggregate expenses of $56,000 across all of the following categories during the current period: computers and software, administration, travel and meals, and dues and subscriptions. These decreases were partially offset by an increase of $26,000 in insurance costs associated with the Company’s first director and officer insurance policy that began in August 2016 as well as increases in rent costs for the Company’s corporate headquarters.

			Change from	Percent Change
Other Income/Expense	2017	2016	Prior Year	from Prior Year
Three Months Ended June 30,	$5,468	$(1,597)	$7,065	(442.39%	)
Six Months Ended June 30,	$2,994	$(8,447)	$11,441	(135.44%	)

Other expenses increased for the three and six months ended June 30, 2017 when compared to the same period in 2016 primarily due to the net effect of fluctuating unrealized gains and losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars in 2017.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$1,775,821	$1,925,744
Working capital	$1,533,870	$1,764,629

As of June 30, 2017, our cash and cash equivalents and working capital had decreased to $1,775,821 and $1,533,870, respectively, from $1,925,744 and $1,764,629 as at December 31, 2016. The closing of a private placement of our common stock for proceeds of $2,745,000 occurred in February 2016. The use of these proceeds since closing was the primary driver behind the decrease in cash and working capital.

For the six months ended June 30, 2017 and the year ended December 31, 2016, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities with cash generated through operating activities, cash on hand, and the proceeds received from our private placement of common stock in February 2016.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the six months ended June 30, 2017 we had a net loss of $331,186 and a net loss of $1,158,854 for the year ended December 31, 2016.

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

Anticipated Uses of Cash

In 2016 and the first half of 2017, our primary areas of investment were professional staff to support our professional services and SaaS product delivery business, including client relationship management, and product development staff as well as investments in sales and marketing activities, such as sales and marketing staff, marketing and sales automation software and other related services.

We currently anticipate that our uses of cash for the remainder of 2017 will mirror the primary uses of cash during the second half of 2016, which included cash paid to professional staff to support our professional services and SaaS product delivery business.

Cash Flow – Six Months Ended June 30, 2017 and 2016

Operating Activities. Net cash used in operating activities decreased to $55,767 for the six months ended June 30, 2017 compared to $491,526 for the six months ended June 30, 2016. This decrease in cash used by operating activities was attributable primarily to a $356,652 decrease in net losses in the six months ended June 30, 2017 compared to the same period in 2016 combined with cash provided in connection with increases in deferred revenue being partially offset by cash used in connection with an increase in accounts receivables for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, decreased in 2017 compared to the same period of the prior year. During the six months ended June 30, 2017, DSO was approximately 23 days, down slightly from approximately 28 days during the six months ended June 30, 2016. This decrease mainly resulted from an increase in revenues at the end of the current period compared to the same period in 2016. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. Net cash used in investing activities for the six months ended June 30, 2017 decreased to $94,156 compared to $207,305 in net cash used in investing activities for the same period in 2016. Net cash used in investing activities in 2017 primarily consisted of cash used for capitalized software development costs of $93,803 partially offset by proceeds from the sale of equipment.

Financing Activities. There was no cash provided by, or used in, financing activities for the six months ended June 30, 2017. Net cash provided by financing activities for the six months ended June 30, 2016 amounted to $2,745,000. Cash provided in 2016 was the result of a completed private placement of our common stock during the first quarter of 2016.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of June 30, 2017.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the six-month period ended on June 30, 2017.

Purchases of Equity Securities

During the six months ended June 30, 2017, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

ITEM 6.	EXHIBITS.

See exhibits listed under the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August 2017.

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