Form 10-Q
period 2017-09-30
McorpCX, Inc.
filed 2017-11-07
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of November 1, 2017.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.

Balance Sheets

	Sept 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,683,647	$1,925,744
Accounts receivable	179,767	31,889
Total current assets	1,863,414	1,957,633
Long term assets:
Property and equipment, net	91,284	95,704
Capitalized software development costs, net	350,032	398,506
Intangible assets, net	10,000	32,906
Other assets	24,460	21,606
Total assets	$2,339,190	$2,506,355

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$165,904	$67,051
Deferred revenue	38,747	51,029
Notes payable	72,237	74,386
Other current liabilities	2,721	538
Total current liabilities	279,609	193,004
Total liabilities	279,609	193,004
Shareholders' equity:
Common stock, $0 par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at Sept 30, 2017 and December 31, 2016	-	-
Additional paid-in capital	6,413,346	6,325,235
Accumulated deficit	(4,353,765)	(4,011,884)
Total shareholders' equity	2,059,581	2,313,351
Total liabilities and shareholders' equity	$2,339,190	$2,506,355

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2017	2016	2017	2016

Revenue
Consulting services	$539,562	$437,603	$1,304,541	$1,074,345
Products and other	107,874	109,803	242,799	199,965
Total revenue	647,436	547,406	1,547,340	1,274,310
Cost of goods sold
Labor	146,030	75,575	325,482	156,997
Products and other	120,055	61,915	320,577	191,354
Total cost of goods sold	266,085	137,490	646,059	348,351
Gross profit	381,351	409,916	901,281	925,959
Expenses
Salaries and wages	214,923	231,896	713,363	793,796
Contract services	4,758	32,402	35,468	101,202
Other general and administrative	166,139	246,578	485,357	873,462
Total expenses	385,820	510,876	1,234,188	1,768,460

Net operating loss	(4,469)	(100,960)	(332,907)	(842,501)

Interest expense	(2,449)	(3,972)	(8,191)	(11,822)

Other income (expense)	(3,777)	518	(783)	(7,929)

Loss before income taxes	(10,695)	(104,414)	(341,881)	(862,252)

Income tax provision	-	-	-	-

Net loss	$(10,695)	$(104,414)	$(341,881)	$(862,252)

Net loss per share-basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	19,998,713

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended Sept 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(341,881)	$(862,252)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	169,658	98,067
Stock compensation expense	88,111	195,295
Loss on disposal of assets	298	-
Loss (gain) on foreign currency translation	(2,149)	5,541
Changes in operating assets and liabilities:
Accounts receivable	(147,878)	(40,314)
Other assets	(2,854)	(21,574)
Accounts payable	98,853	77,802
Other current liabilities	2,183	3,321
Deferred revenue	(12,282)	(38,345)

Net cash used in operating activities	(147,941)	(582,459)

INVESTING ACTIVITIES
Equipment purchases	(2,353)	(10,218)
Payments for acquisition of intangible assets	-	(30,000)
Proceeds from sale of equipment	2,000	-
Capitalized software development costs	(93,803)	(376,878)

Net cash used in investing activities	(94,156)	(417,096)

FINANCING ACTIVITIES
Proceeds from private placement of common stock	-	2,745,000

Net cash provided by financing activities	-	2,745,000

Increase (decrease) in cash and cash equivalents	(242,097)	1,745,445

Cash and cash equivalents, beginning of period	1,925,744	492,733

Cash and cash equivalents, end of period	$1,683,647	$2,238,178

Supplemental disclosure of cash flow information:
Interest paid	5,966	8,038

The accompanying notes are an integral part of these unaudited financial statements.

MCORPCX, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The financial statements and related disclosures as of and for the three and nine months ended September 30, 2017 and 2016, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The balance sheet as of December 31, 2016 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2016, filed on Form 10-K with the SEC on March 31, 2017.  The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "Company" are to McorpCX, Inc.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which defers the effective date of ASU No. 2014-09 by one year allowing early adoption as of the original effective date January 1, 2017. The deferral results in the new revenue standard being effective for the Company as of January 1, 2018. Additional ASUs have been issued to amend or clarify the new guidance in ASC Topic 606 as follows:

•

ASU No. 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) was issued in March 2016. ASU No. 2016-08 requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal or agent designation.

•

ASU No. 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing was issued in April 2016. ASU No. 2016-10 addresses implementation issues identified by the FASB-International Accounting Standards Board Joint Transition Resource Group for Revenue Recognition concerning identifying performance obligations and accounting for licenses of intellectual property.

•

ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, measuring noncash consideration, presenting sales taxes and certain transition matters.

•

ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers was issued in December 2016. ASU No. 2016-20 provides additional clarification on 13 issues or corrects unintended application of FASB Accounting Standards Codification (Topic 606).

The standard permits the use of either the full retrospective or modified retrospective method. The Company has not completed its analysis in identifying which revenue streams will be impacted by the new guidance. It is unknown at this time whether there will be a material impact to revenues. The Company continues to analyze the potential impacts to its consolidated financial statements and related disclosures. Based on our ongoing review, we expect to adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective method. The Company has not concluded on the effect of the aforementioned updates on its consolidated financial statements.

Note 3: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Expenses relating to upgrades and enhancements were capitalized during the nine months ended September 30, 2017 and September 30, 2016 in the amount of $93,803 and $376,878, respectively.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $350,032 and $398,506 as of September 30, 2017 and December 31, 2016, respectively. Amortization expense incurred during the nine months ended September 30, 2017 and 2016 was $142,277 and $66,751, respectively and is included in cost of goods sold in the statements of operations.

Note 4: Intangible Assets

Intangibles consist of the following as of September 30, 2017.

	2017
		Accumulated
	Gross	Amortization	Net Book Value
Website development costs	$70,188	$(70,188)	$-
Media distribution rights	25,000	(16,667)	8,333
Intellectual property	5,000	(3,333)	1,667
LinkedIn Group	2,500	(2,500)	-
Organization costs	1,377	(1,377)	-
Total intangibles	$104,065	$(94,065)	$10,000

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

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable.  There were no impairment charges during the nine months ended September 30, 2017 and 2016.

Total amortization of intangible assets was $22,906 and $29,710 for the nine months ended September 30, 2017 and 2016, respectively.

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

At September 30, 2017, 1,265,000 stock options were exercisable and $88,111 of total compensation cost related to vested share-based compensation grants had been recognized for the nine months ended September 30, 2017. Unrecognized compensation expense from stock options was $21,520 at September 30, 2017, which is expected to be recognized over a weighted-average vesting period of 0.37 years beginning October 1, 2017.

The following table summarizes our stock option activity for the nine months ended September 30, 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2016	1,575,000	$0.70	7.35	394,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(150,000)	1.38	-	-
Outstanding at Sept 30, 2017	1,425,000	$0.63	6.43	-

Exercisable at Sept 30, 2017	1,265,000	$0.61	6.26	$-

There were no options granted during the nine months ended September 30, 2017.

Note 6: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the nine months ended September 30, 2017 and 2016, the percentage of sales and the concentrations are:

	2017	2016
Largest client	31%	24%
Second largest client	17%	21%
Third largest client	16%	17%
Next three largest clients	23%	22%
All other clients	13%	16%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.86% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017.  Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date to October 31, 2017. We have recorded an unrealized gain of $1,409 and a loss of $5,682 during the nine months ended September 30, 2017 and 2016, respectively, related to the revaluation of this note's principal from CAD to USD.  As of September 30, 2017, principal and accrued interest was $72,237 and $2,721, respectively.  The note was paid in full on November 7, 2017.

Interest expense was $8,191 and $11,822 for the nine months ended September 30, 2017 and 2016, respectively and consists of interest on our short-term promissory notes, and credit card balances.

Note 8: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. However, during this year we have taken steps to improve our core consulting services revenue and contain costs in order to reduce our net operating losses. We believe that our increased revenues and improved net losses in 2017 coupled with our cash balance of $1,683,647 as at September 30, 2017 and our belief that sufficient funding may be available from private placements of equity securities or additional borrowings if needed will enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Results of Operations

			Change from	Percent Change
Revenue	2017	2016	Prior Year	from Prior Year
Three Months Ended Sept 30,	$647,436	$547,406	$100,030	18%
Nine Months Ended Sept 30,	$1,547,340	$1,274,310	$273,030	21%

Revenues increased for the three months ended September 30, 2017 compared to the same period in the prior year primarily due to increased revenues from consulting services while software products and software related services remained flat period over period.

Revenues increased for the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to increased revenues from consulting services of $230,196. Revenues also increased from our software products and software related services in the first nine months of 2017 compared to the same period in 2016 by $42,834.

The growth in revenue during the first nine months of 2017 compared to the same period in 2016 was mainly a result of management’s re-focus on business development and revenue generating efforts primarily related to consulting services.

			Change from	Percent Change
Cost of Goods Sold	2017	2016	Prior Year	from Prior Year
Three Months Ended Sept 30,	$266,085	$137,490	$128,595	94%
Nine Months Ended Sept 30,	$646,059	$348,351	$297,708	85%

Cost of goods sold increased by $128,595 and $297,708 for the three and nine months ended September 30, 2017, respectively, when compared to the same periods in 2016 due primarily to an increase of $70,455 and $168,485 in professional fee costs during the third quarter and first nine months of 2017, respectively. This increase corresponds with the increase in revenues from consulting services and is primarily due to the Company’s need to contract outside services to assist with delivery of our consulting services. There was also an increase in reimbursable expenses of $49,275 and $82,396 for the three and nine months ended September 30, 2017, respectively, in line with increases in consulting services revenue. The remaining increase was primarily due to an increase in software amortization mainly due to amortization of the increased capitalized expenses related to updates and enhancements to our current software. We recorded $142,277 in capitalized expenses related to software amortization for the nine months ended September 30, 2017, compared to $66,751 in expenses related to software amortization for the nine months ended September 30, 2016.

			Change from	Percent Change
Salaries and Wages	2017	2016	Prior Year	from Prior Year
Three Months Ended Sept 30,	$214,923	$231,896	$(16,973)	(7.32%	)
Nine Months Ended Sept 30,	$713,363	$793,796	$(80,433)	(10.13%	)

Salaries and wages decreased for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 mostly as a result of a decrease of $59,691 in employee wages and other employee expenses primarily as a result of fewer employees combined with a decrease in stock based compensation expense of $45,882. These decreases were partially offset by a $88,600 decrease in the amount of software development salaries and wages that were capitalized during the third quarter of 2017.

Software development costs decreased for the three months ended September 30, 2017 compared to 2016 primarily due to product development nearing completion. There were no capitalized expenses for the three months ended September 30, 2017 compared to the capitalization of a certain portion of salaries and wages totaled $88,600 for three months ended September 30, 2016. In addition, the aggregate cost for independent software designers, developers, programmers and project management professionals was $0 and $119,829 for three months ended September 30, 2017 and 2016, respectively.

Salaries and wages decreased slightly for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 mostly as a result of a decrease of $144,607 in officer salaries, employee wages, and other employee expenses in 2017 primarily due to fewer employees. There was also a decrease in stock based compensation expense of $107,184 during the first nine months of 2017 compared to the same period last year. These decreases were partially offset by a $171,358 decrease in the amount of software development salaries and wages that were capitalized during the current period.

Software development costs decreased for the nine months ended September 30, 2017 compared to 2016 primarily due to product development nearing completion. Capitalization of a certain portion of salaries and wages totaled $21,175 and $192,533 for nine months ended September 30, 2017 and 2016, respectively. The aggregate cost for independent software designers, developers, programmers and project management professionals was $72,628 and $184,345 for nine months ended September 30, 2017 and 2016, respectively.

			Change from	Percent Change
Contract Services	2017	2016	Prior Year	from Prior Year
Three Months Ended Sept 30,	$4,758	$32,402	$(27,644)	(85.32%)
Nine Months Ended Sept 30,	$35,468	$101,202	$(65,734)	(64.95%)

Contract services expenses decreased for the three and nine months ended September 30, 2017 compared to the same period in 2016 primarily due to decreases in corporate and investor relations, business development, product development, and marketing expenses in 2017.

			Change from	Percent Change
Other General and Administrative	2017	2016	Prior Year	from Prior Year
Three Months Ended Sept 30,	$166,139	$246,578	$(80,439)	(32.62%)
Nine Months Ended Sept 30,	$485,357	$873,462	$(388,105)	(44.43%)

Other general and administrative costs decreased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to $28,847 in professional fees incurred in the prior year associated with our listing on the TSX-V exchange and the closing of our private placement in February 2016 as well as decreased aggregate expenses of $69,222 across all of the following categories during the current third quarter: administrative expenses, computers and software, rent, and dues and subscriptions. These decreases were partially offset by an increase of $17,630 in sales, marketing and promotion.

Other general and administrative costs decreased by $388,105 for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to a decrease of $191,340 in professional fees associated with our listing on the TSX-V exchange and the closing of our private placement in February 2016, and a decrease of $173,508 in sales, marketing, and promotion expenses, and administration costs. There was also decreased aggregate expenses of $48,313 across all of the following categories during the current period: computers and software, travel and meals, and dues and subscriptions. These decreases were partially offset by an increase of $25,056 in insurance costs associated with the Company’s first director and officer insurance policy that began in August 2016 as well as increases in rent costs for the Company’s corporate headquarters.

			Change from	Percent Change
Other Income/Expense	2017	2016	Prior Year	from Prior Year
Three Months Ended Sept 30,	$(3,777)	$518	$(4,295)	(829.15%	)
Nine Months Ended Sept 30,	$(783)	$(7,929)	$7,146	90.12%

Other expenses fluctuated for the three and nine months ended September 30, 2017 when compared to the corresponding periods in 2016 primarily due to the net effect of fluctuating unrealized gains and losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	Sept 30,	December 31,
	2017	2016
Cash and cash equivalents	$1,683,647	$1,925,744
Working capital	$1,583,805	$1,764,629

As of September 30, 2017, our cash and cash equivalents and working capital had decreased to $1,683,647 and $1,583,805, respectively, from $1,925,744 and $1,764,629 as at December 31, 2016, respectively.

For the nine months ended September 30, 2017 and the year ended December 31, 2016, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities with cash generated through operating activities, and cash on hand.  The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As reflected in the financial statements included in this report, for the nine months ended September 30, 2017 we had a net loss of $341,881 and a net loss of $1,158,854 for the year ended December 31, 2016. In the year over year comparison, we have focused our efforts on consulting services business development combined with cost containment to reduce our level of net losses in the quarter and year to date ended September 30, 2017 compared to 2016 by $93,719 and $520,371, respectively. Further, EBITDA increased by $588,331 to ($164,032) for the nine months ended September 30, 2017 compared to ($752,363) for the nine months ended September 30, 2016. EBITDA increased by $106,226 to $45,962 for the three months ended September 30, 2017 compared to ($60,264) for the three months ended September 30, 2016.

We consider EBITDA to be a meaningful supplement to net income (loss) as a performance measure primarily because depreciation expense is not an actual cash costs, and interest and tax expenses are not related to our operations. In addition, we believe EBITDA is commonly used by investors and other interested parties to evaluate our financial performance. EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs. EBITDA should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, or as an alternative to net cash from operating activities as a measure of liquidity. EBITDA is an internal measure and therefore may not be comparable to other companies. EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; and (iii) the interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt. Because of these limitations, EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. Because all companies do not calculate EBITDA in the same manner, EBITDA as calculated by us may differ from EBITDA as calculated by other companies. We compensate for these limitations by using EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP financial statements.

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2017	2016	2017	2016
Net Income (Loss)	$(10,695)	$(104,414)	$(341,881)	$(862,252)
Depreciation and Amortization	(54,208)	(40,178)	(169,658)	(98,067)
Interest expense	(2,449)	(3,972)	(8,191)	(11,822)

EBITDA	$45,962	$(60,264)	$(164,032)	$(752,363)

Our material losses from operations raise substantial doubt as to our ability to continue as a going concern. During this year we have taken steps to improve our core consulting services revenue and contain costs in order to reduce our net operating losses. We believe that our increased revenues and improved net losses in 2017 coupled with our cash balance of $1,683,647 as at September 30, 2017 and our belief that sufficient funding will be available from private placements of equity securities or additional borrowings if needed will enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Anticipated Uses of Cash

In 2016 and the first nine months of 2017, our primary areas of investment were professional staff to support our professional services and SaaS product delivery business, including client relationship management, and product development staff as well as investments in sales and marketing activities, such as sales and marketing staff, marketing and sales automation software and other related services.

We currently anticipate that our uses of cash for the remainder of 2017 will mirror the primary uses of cash during the last quarter of 2016, which included cash paid to professional staff to support our professional services and SaaS product delivery business.

Cash Flow – Nine Months Ended September 30, 2017 and 2016

Operating Activities. Net cash used in operating activities decreased to $147,941 for the nine months ended September 30, 2017 compared to $582,459 for the nine months ended September 30, 2016. This decrease in cash used by operating activities was attributable primarily to a $520,371 decrease in net losses in the nine months ended September 30, 2017 compared to the same period in 2016 partially offset by changes in net working capital.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, decreased in 2017 compared to the same period of the prior year. During the nine months ended September 30, 2017, DSO was approximately 31 days compared to 33 days during the nine months ended September 30, 2016. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2017 decreased to $94,156 compared to $417,096 in net cash used in investing activities for the same period in 2016. Net cash used in investing activities in 2017 primarily consisted of cash used for capitalized software development costs of $93,803 partially offset by proceeds from the sale of equipment.

Financing Activities. There was no cash provided by, or used in, financing activities for the nine months ended September 30, 2017. Net cash provided by financing activities for the nine months ended September 30, 2016 amounted to $2,745,000. Cash provided in 2016 was the result of a completed private placement of our common stock during the first quarter of 2016.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of September 30, 2017.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the nine-month period ended on September 30, 2017.

Purchases of Equity Securities

During the nine months ended September 30, 2017, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of November 2017.

MCORPCX, INC.

BY:	/s/ MICHAEL HINSHAW
Michael Hinshaw
Chief Executive Officer, Treasurer, Principal Accounting Officer, Secretary and Director

BY:	/s/ GREGG BUDOI
Gregg Budoi
Chief Financial Officer