Form 10-K
period 2017-12-31
McorpCX, Inc.
filed 2018-03-29
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54918

MCORPCX, INC.

(Exact name of registrant as specified in its charter)

California	26-0030631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Spear Street, Suite 1100

San Francisco, CA 94105

(Address of principal executive offices, including zip code)

(415) 526-2655

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK, NO PAR VALUE PER SHARE

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
Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ] NO [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $2,517,384

At March 28, 2018, 20,426,158 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.	BUSINESS.

General

McorpCX, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc.

We are a leading customer experience services company, delivering consulting and technology solutions to customer-centric organizations. We are engaged in the business of delivering technology-enabled consulting and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities. To augment our consultative solutions, we have developed technology products that include on-demand “cloud based” customer experience management software. Our professional and related services include a range of customer experience management services such as research, training, strategy consulting and process optimization.

We maintain our primary business address at 201 Spear Street, Suite 1100, San Francisco, CA 94105. Our telephone number is (415) 526-2655. Our registered agent for service of process is Northwest Registered Agents, Inc. Our web address is http://www.mcorp.cx. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, amendments to those reports and other Securities and Exchange Commission, or “SEC”, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC's Public Reference Room, contact 1-800-SEC-0330.

Our common stock trades on the TSX Venture Exchange in Canada under the symbol “MCX” and on the OTCQB Venture Marketplace in the United States under the symbol “MCCX”.

Customer experience (CX)

CX is defined as the sum of all experiences a customer has with a company, its goods and its services, across various touchpoints and over the duration of their relationship with that company. Customer experience management (CXM) is a series of disciplines, methodologies and processes used to comprehensively understand, plan, measure and manage a customer’s experiences, with the goal of improving customer perceptions.

We are engaged in the business of helping corporations improve their CX and CXM capabilities and serve a wide variety of industries and customer sizes.

Products and Services

Our primary revenue source comes from consulting and professional services including research, training, strategy consulting and process optimization. To augment our consultative solutions, we have developed technology products that include on-demand “cloud based” customer experience management software such as Touchpoint Mapping® On-Demand (also marketed as McorpCX | Insights), referred to as “Touchpoint Mapping” and McorpCX | Persona. Together, our services and products are designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We serve a wide variety of industries and customer sizes.

Professional Services

We provide professional and related consulting services including customer experience management consulting in the areas of research, strategy development, planning, education, training and best practices, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies.

These services are intended to help primarily large and medium sized organizations systematically and predictably plan, design and deliver better customer experiences, maximize their return on investment, improve their operational efficiency, and increase customers' adoption of their products and services.

Software

Our current products include Touchpoint Mapping and McorpCX | Persona. These SaaS-based software solutions are designed to be delivered through a cloud-based platform. The Touchpoint Mapping platform can provide access to survey deployment, the ability to manage customer data, and access to customer-driven business intelligence (BI) by displaying data in a series of online dashboards. The McorpCX | Persona platform provides the ability to create, manage, access and share customer persona, with the intention of helping to digitize and automate the persona development process.

Our Strategy

Since our founding, we have been focused on customer experience improvement. The methodologies we have developed and deliver as a professional services firm have formed the foundation for our cloud-based software. Though we released the first version of Touchpoint Mapping in 2013 and released the first version of McorpCX | Persona in 2016, there are many potential unforeseen and significant market and competitive risks associated with the market penetration of our software products and related services, and we cannot predict the timing or probability of generating material sales revenue from them.

As of the date of this report, we have yet to engage the necessary sales and marketing staff or the capabilities required to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives. In addition, we believe that our current software capabilities are more limited in scope than our desired final software platform and as such, we will require further software development expenditures that exceeded our capacity in 2017.  Consequently, revenues from our consulting services provided to our clients continued to represent a majority of our revenue in 2017 and management believes that consulting services will remain our most significant revenue source for the foreseeable future.

Although management still believes that our ability to achieve long-term profitability will stem in large part from our ability to successfully commercialize our software products, we feel that in the short-term, expanding our consulting business will lead to greater revenues for the Company, which could be utilized for future product development. We intend to continue to evaluate our software products to determine the next phase of new product development and potential enhancements to our existing product suite.

The Company is in the process of determining the optimal path forward for our software products based on current market dynamics, the competitive environment and customer feedback. We continue to evaluate various potential strategies with the goal of improving our ability to achieve additional revenue and profit growth for both our software products as well as our consultant services. These possible strategies, which are generally focused on ways to create a more complete slate of customer experience solutions for our clients, include further software or technology development expenditures, pursuit of merger, acquisitions or joint ventures with companies that provide complimentary products and services, software licensing arrangements, and investment in additional infrastructure within our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario.  In addition, we may require financing to pursue these strategies that is beyond our current financial resources.  Accordingly, there is no assurance that we will be able to pursue any strategies that are identified by our board of director.

Competition

The market for customer experience management solutions is highly competitive and increasingly fragmented. It is subject to rapidly changing technology, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing and sales activities of other industry participants.

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

Dependence on Major Customers

The Company sells its products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the twelve months ended December 31, 2017 and 2016, the percentage of the Company’s total sales to its largest customer was 28% and 20%, respectively, while sales to the Company’s second largest customer accounted for 20% and 20%, respectively of the Company’s total sales over those same time periods. See “Note 7 Concentrations” in the Notes to Financial Statements in this report.

Research and Development

Software as a Service (SaaS) technology research and development costs incurred during the preliminary project stage are expensed as incurred and capitalization of such costs begins when technological feasibility is established. Capitalized software development costs, net of amortization, were $301,574 and $398,506 as of December 31, 2017 and 2016, respectively. Software development costs decreased for the year ended December 31, 2017 compared to 2016 primarily due to our decision to refocus our resources on growing our consulting services practice while continuing to evaluate our product roadmap to determine the next phase of new product development and/or enhancements to our existing product suite. During the year ended December 31, 2017 the capitalized portion of costs related to salaries and wages of employees totaled $21,175, compared to $229,108 in 2016, while the aggregate cost for independent software designers, developers, programmers and project management professionals was $72,628 in 2017, compared to $214,413 in the prior year.

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

As of December 31, 2017, we own four issued U.S. trademarks. The issued U.S. trademarks that we own are expected to expire between August 2020 and February 2027. Trademarks are Touchpoint Mapping, MCORP, Loyalty Mapping and Touchpoint Metrics.

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

Insurance

We maintain health, dental, workmen’s compensation, general liability, commercial auto, and professional liability/E&O insurance policies and director and officer insurance.

Employees

We currently have four full-time employees and sixteen independent contractors. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. We intend to hire more employees and independent contractors on an as-needed basis.

Offices

We have two business addresses. Our headquarters is located at 201 Spear Street, Suite 1100, San Francisco, CA 94105. We also have a business office in San Anselmo, California located at 251 Sir Francis Drake Boulevard, 94960.

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

 RISK FACTORS

The statements in this “Risk Factors” section describe material risks to our business and should be considered carefully. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. Our disclosure and analysis in this annual report on Form 10-K and in our annual report to shareholders contain some forward-looking statements that set forth anticipated results based on management’s current plans and assumptions.

We have incurred losses from our operations and may continue to incur losses from our operations into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and any investment will be lost.

During the years ended December 31, 2017 and 2016, we incurred net operating losses of $0.4 million and $1.1 million, respectively. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to retain and expand our existing customer base and our ability to increase our revenues through the sale of our services and products.

There are many potential unforeseen and significant market and competitive risks associated our current products and services. Although we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, we cannot predict the timing or probability of generating material sales revenue from either of them. As of the date of this report, we have yet to engage the necessary sales and marketing staff or the capabilities required to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives. In addition, we believe that our current software capabilities are more limited in scope than our desired final software platform and as such, we will require further software development expenditures to complete the platform and there are no assurances that we will have the financial resources to enable us to finalize the development in the near term.  It is our expectation that numerous unforeseen challenges will be encountered as we continue to develop, market, distribute and sell our products and services. We cannot assure you that that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Our ability to achieve our objectives will stem in large part from our ability to successfully commercialize our software products, the licensing and adoption of our systems and methodologies, and the development of direct and indirect sales and distribution channels through which we can distribute our products and services. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses required to achieve our objectives and not generating revenues sufficient to generate profits. We cannot guarantee that we will be successful in generating sufficient revenues in the future. Failure to generate profits from operations may cause our business to fail.

We are dependent on our President and Chief Executive Officer, Michael Hinshaw, to guide our operations and we may be faced with interruptions and challenges to continuing our business if we were to lose the services of Mr. Hinshaw.

Our continuing operations depend on the efforts, abilities and resources of Michael Hinshaw, our President and Chief Executive Officer. Mr. Hinshaw plays an integral role in among other things:

●	acquiring new clients for both our consulting and product services;

●	managing the relationships with our current clients and overseeing the consulting and product services provided to such clients;

●	identifying areas to reduce operating costs;

●	prioritizing expenditures and maintaining employee relations; and

●	providing thought leadership content for the Company and its clients.

Since the Company does not have a succession plan in place, and there is currently no other employee of the Company who has both the ability and the resources to perform the services to the Company that Mr. Hinshaw is currently performing, if we lose the services of Mr. Hinshaw, we may have to cease operations. The Company also currently does not have a written employment contract with Mr. Hinshaw.

If we do not attract new customers, we will not make a profit, which ultimately will result in a cessation of operations.

Our ability to maintain operations is predicated upon being retained to provide technology enabled products and services that improve customer experience management capabilities for corporations. Currently, we have approximately 7 customers active today and 16 customers total for the year ended December 31, 2017. If we are unable to attract and maintain an adequate customer base to generate revenues, we will have to suspend or cease operations.

If the Company cannot protect its intellectual property rights, its operating results will suffer

Our intellectual property rights are important to our business. We rely on a combination of patent, copyright, trademark, service mark, trade secret and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We protect our intellectual property rights in a number of ways including entering into confidentiality and other written agreements with our employees, customers, consultants and partners in an attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop software or services with the same functionality as our software and services. Litigation may be necessary to enforce the Company’s intellectual property rights and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of management and other resources with no assurance of success and could seriously harm the Company’s business and operating results.

U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our patents, including our pending patents, if granted, may be contested, circumvented or invalidated. Moreover, the rights that may be granted in those issued and pending patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing those patents. Therefore, the exact benefits of our issued patents and, if issued, our pending patents and the other steps that we have taken to protect our intellectual property cannot be predicted with certainty.

If we infringe on any patents of our competitors, we will be liable for damages and may be enjoined from conducting our proposed business. Further, because our patents do not cover the entirety of our product, someone could use the information and compete with us and we will have no recourse against him.

The market for our products and services is evolving rapidly

We are engaged in a new and rapidly evolving business, and consequently we may experience rapid shifts in demands for our products and services. These changes in demand may result from a number of factors, including, without limitation, changes in the perceived benefits of or need for our services and the introduction of technology based solutions that supplant the need for professional consulting based services. These changes in demand may adversely impact on our ability to earn revenues and achieve profitability.

We face intense competition for our products and services

The market for customer experience management solutions is highly competitive, increasingly fragmented, and subject to rapidly changing technology, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants. Many of our current competitors have a larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support and other resources than we have, which allows such competitors to respond more quickly than we can to new or changing opportunities and technologies, and to devote greater resources to the marketing, promotion and sale of their products than we can.

Additionally, many CRM software companies include customer experience-specific insights as adjunct capabilities to their existing platforms, and others have rebranded their existing CRM software or customer satisfaction research software as customer experience software, which has the potential to create unforeseen competitive barriers and market confusion, which could negatively affect our operations.

Given the growth of customer experience management as a business discipline, we expect that new competitors will continue to enter the customer experience management and on-demand customer experience software markets with competing products and services as the market continues to rapidly develop and mature. We believe it is highly likely that existing and new competitors will rapidly acquire significant market share, which could negatively impact our ability to effectively market, compete and sell our products and services into the markets in which such competitors operate.

We have limited access to financing and capital to fund our operations

We primarily generate cash to fund our business operations from our business operations. On February 2, 2016, the Company completed a private placement in order to provide additional funds to finance the expansion of our business. However, there is no assurance that our cash from operations will be sufficient to fund our business operations on an ongoing basis or that the proceeds of this private placement will be sufficient to fund our expanded operations. Accordingly, we may require additional financing to continue or expand our operations. We do not have any arrangements in place for any future debt or equity financing and there is no assurance that any financing would be available to us if required.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

For the year ended December 31, 2017, the Company had a net loss of $411,073.  In addition, the Company had a net loss of $1,158,854 for the year ended December 31, 2016. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common shares.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Because we have only four officers and three directors who are responsible for our managerial and organizational structure, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only three officers and three directors. These persons are responsible for our managerial and organizational structure, which include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. As such, they are responsible for the administration of the Company’s internal controls. Should they not properly administer the Company’s internal controls, we may be subject to sanctions and fines by the SEC.

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles. Management determined that this was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. See Item 9A Controls and Procedures – Internal Control Over Financial Reporting for more information. Although management has taken steps in 2018 to address the deficiencies in our internal controls, the Company currently does not have sufficient internal controls over financial reporting which could limit investment in the Company’s securities and expose the Company to SEC fines or administrative sanctions.

There is no assurance that we will be able to update our Touchpoint Mapping software or our McorpCX | Persona solution to incorporate features that our customers and potential customers require

Any enhancements to our Touchpoint Mapping software and our McorpCX | Persona solution will be based on our understanding of the features that potential customers will require. However, there is no assurance that any enhancements we incorporate into updated Touchpoint Mapping or McorpCX | Persona software will provide our customers and potential customers with the features and functionality that they require. Accordingly, there is no assurance that we will be able to achieve material sales of our Touchpoint Mapping or McorpCX | Persona software on a stand-alone basis once further development is completed.

There are legal restrictions on the resale of our shares of common stock, including penny stock regulations under the United States federal securities laws. These restrictions may adversely affect the ability to resell our shares of common stock.

We anticipate that our common shares will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended. These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

Our future sales of our common stock could cause our share price to decline.

There is no contractual restriction on our ability to issue additional shares of our common stock. We cannot predict the effect, if any, that market sales of our common stock or the availability of shares for sale will have on the market price prevailing from time to time. Sales by us of our common stock in the public market, or the perception that such sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

The market price of our common stock may be volatile.

The trading price of our shares of common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our shares of common stock to fluctuate include:

●	Fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	Changes in estimates of our financial results or recommendations by securities analysts;

●	Failure of any of our products to achieve or maintain market acceptance;

●	Changes in market valuations of similar companies;

●	Significant products, contracts, acquisitions or strategic alliances of our competitors;

●	Success of competing products or services;

●	Changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	Regulatory developments;

●	Litigation involving our Company, our general industry or both;

●	Additions or departures of key personnel;

●	Investors’ general perception of us; and

●	Changes in general economic, industry and market conditions.

Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business.

We use information technologies to securely manage our operations and various business functions. We rely on various technologies to process, store and report on our business and to communicate electronically between our employees, consultants and customers. We also use information technologies to process financial information and results of operations for internal reporting purposes and to comply with regulatory, legal and tax requirements. Despite our security design and controls, and those of our third party providers, our information technology systems may be vulnerable to a variety of interruptions, including during the process of upgrading or replacing software, databases or components thereof, natural disasters, terrorist attacks, telecommunications failures, computer viruses, cyber-attacks, hackers, unauthorized access attempts and other security issues or may be breached due to employee error, malfeasance or other disruptions. Any such interruption or breach could result in operational disruptions or the misappropriation of sensitive data that could subject us to civil and criminal penalties, litigation or have a negative impact on our reputation. There can be no assurance that such disruptions or misappropriations and the resulting repercussions will not negatively impact our cash flows and materially affect our results of operations or financial condition.

Limited liability of the Company’s executive officers and directors may discourage stockholders from bringing a lawsuit against them.

The Company’s Articles of Incorporation and Bylaws contain provisions that limit the liability of directors for monetary damages and provide for indemnification of officers and directors. These provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited the stockholders. In addition, a stockholder’s investment in the Company may be adversely affected to the extent that costs of settlement and damage awards against officers or directors are paid by the Company under the indemnification provisions of the Company’s Articles of Incorporation and Bylaws.

Under the Articles of Incorporation and Bylaws of the Company, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his or her position, if he or she acted in good faith and in a manner he or she reasonably believed to be in our best interest. We may also advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he or she is to be indemnified, we must indemnify him or her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of California.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters, located at 201 Spear Street, Suite 1100, San Francisco, CA 94105 is a leased space, which we lease on a month-to-month basis for $129 a month. The Company also leases office space in San Anselmo, California. We lease the San Anselmo office located at 251 Sir Francis Drake Blvd., pursuant to a lease effective through March 2020 with monthly rental payments of $2,362. Effective January 1, 2017, the Company entered into a second lease for a facility in the same building with a 12-month term which ended on December 31, 2017 with monthly rent of $1,375. This lease was not renewed after the original term date of December 31, 2017.

In 2007, we completed the purchase of an undeveloped tract of real property located in the unincorporated area of Blue Lakes, County of Lake, California. The real property contains five acres of land. It has no fixtures or improvements located thereon. The purchase price was $85,000 and it is carried on our books for this amount and is included in the long term assets classification of our balance sheet as “Property and equipment, net.” The real property is not used by us for our operations. It is currently unencumbered, unoccupied, remains undeveloped and unimproved.

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

Our common stock is traded in the United States on the OTCQB, operated by the OTC Markets Group. Our symbol is “MCCX.” Additionally, on February 2, 2016, the Company’s shares of common stock became listed for trading on the TSX Venture Exchange in Canada under the symbol “MCX”. On March 6, 2018 the closing price of our common stock was $0.20 on the OTCQB.

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

Fiscal Year – 2017	High Bid	Low Bid

Fourth Quarter: 10/01/17 to 12/31/17	$0.31	$0.31
Third Quarter: 07/01/17 to 09/30/17	$0.31	$0.31
Second Quarter: 04/01/17 to 06/30/17	$0.31	$0.31
First Quarter: 01/01/17 to 03/31/17	$0.88	$0.31

Fiscal Year – 2016	High Bid	Low Bid

Fourth Quarter: 10/01/16 to 12/31/16	$0.90	$0.51
Third Quarter: 07/01/16 to 09/30/16	$1.02	$0.51
Second Quarter: 04/01/16 to 06/30/16	$2.49	$1.01
First Quarter: 01/01/16 to 03/31/16	$2.50	$1.26

Holders

There are 47 holders of record for our common stock as of March 6, 2018 and there are a total of 20,426,158 shares of common stock outstanding as of such date. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

Dividends

We have not declared any cash dividends, nor do we currently intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and capital business requirements. It is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(h) of the Securities Exchange Act of 1934

Since our shares of common stock are considered to be “penny stocks” under Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the provisions of Section 15(h) of the Exchange Act and the rules promulgated thereunder are applicable to brokers and dealers who engage in transactions in our shares. Section 15(h) provides, among other things, that a broker-dealer engaging in a transaction in our shares of common stock must (1) approve the customer for the specific transaction and receive from the customer a written agreement to the transaction; (2) furnish the customer a disclosure document describing: (i) the risks of investing in penny stocks in both public offerings and secondary trading, (ii) the broker/dealer’s duties to the customer and of the rights of remedies available to customers with respect to violations of these duties, (iii) terms important to in understanding of the function of the penny stock market, such as bid and offer quotes, and (iv) Financial Industry Regulatory Authority ‘s toll free telephone number for information on the disciplinary history of broker/dealers and their associated persons; (3) disclose to the customer the current market quotation for our common stock; (4) disclose to the customer the number of shares to which such market prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (5) disclose to the customer the amount of compensation the firm and its broker will receive for the trade. In addition, after executing the sale, a broker-dealer must send to its customer monthly account statements showing the market value of each penny stock held in the customer's account. Consequently, the Section 15(h) and the rules promulgated thereunder may affect the ability of broker/dealers to sell our shares of common stock and also may affect a shareholder’s ability to sell shares of our common stock in the secondary market.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2017 with respect to compensation plans under which shares of our common stock may be issued.

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
[1]
Equity compensation plans approved by security holders	1,350,000	$0.60	692,616

Equity compensation plans not approved by securities holders	None	None	None

Total	1,350,000	$0.60	692,616

[1] The aggregate number of shares of common stock reserved for issuance under the Company’s Amended and Restated Stock Option Plan (the “Plan”) is fixed at 10% of the total number of issued and outstanding shares from time to time, such that the shares of common stock reserved for issuance under the Plan will increase automatically with increases in the total number of Shares issued and outstanding.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

During the three months ended December 31, 2017, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

Overview

We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate from their competition. As such, we are engaged in the business of developing and delivering technology-enabled products and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities with the goal of helping them design and deliver better experiences for their customers.

Our primary source of revenue is derived from our consulting services which are intended to help primarily large and medium sized organizations plan, design and deliver better customer experiences in order to maximize their return on investment, improve efficiency, and increase the adoption of our products and services. Our services offered include a range of customer experience management consulting services in the areas of research, strategy development, planning, education, training and best practices, as well as providing customer-centric strategies and implementation roadmaps in support of these strategies.

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

The consulting services are contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The company recognizes revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis.

While our plan of operations is based on enhancing our service revenue by cross-selling our products to clients in complement to our consulting services to establish more recurring SaaS subscription fees, we anticipate that fees for professional and consulting services will remain our most significant revenue source in the foreseeable future. We have not obtained material stand-alone sales commitments for Touchpoint Mapping® On-Demand or McorpCX | Persona, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities. During the second half of 2017, we stopped further development of our software in order to re-assess the product roadmap to better define the future direction of our software platform.

Subscription agreements for our software solutions have been offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which have included related setup, upgrades, hosting and support. Professional services have included consulting fees related to implementation, customization, configuration, training and other services.

Based on data gathered during the implementation stage of on-demand software and software-enabled services engagements, we believe that the average time it will take our clients from placing an order to live deployment of our products is between 30 and 45 days. We typically invoice clients upon inception of subscription agreements for setup and total subscription fees contracted over the term of the agreements, with payment due within 30 days. We then recognize the subscription fee revenue straight-line over the life of the agreement with any associated professional services or separate set-up fee revenue recognized on a percent of project completion basis.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, client delivery, finance and accounting, and sales and marketing personnel. Expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the SEC under the Exchange Act as well as having our stock listed on the TSX Venture Exchange in Canada and the OTCQB venture marketplace in the United States

Sales and marketing expenses are currently reflected in salaries and wages, commissions, contract labor, sales, marketing and promotion, and other related overhead expense categories. Since we currently recognize revenue over the term of the subscriptions or professional services engagements, we expect to experience a delay between increases in selling and marketing expenses and the recognition of revenue. We expect to continue to incur significant sales and marketing expenses in both absolute dollars and as a percentage of expenses as we seek to increase the level of our sales and marketing activities. We expect that total general and administrative expenses will increase as we continue to add resources in connection with the growth of our business.

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

Income Taxes

No provision for income taxes at this time is being made due to the offset of cumulative net operating losses. A full valuation allowance has been established for deferred tax assets based on a “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided under the United States Internal Revenue Code of 1986, as amended and the rules promulgated thereunder. While the Company’s statutory tax rate can vary depending on taxable income level, the effective tax rate is currently 0% mostly because of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

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

Results of Operations

	Year Ended		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Revenue	$2,514,014	$1,637,671	$876,343	54%

Overall the 54% increase in year over year revenue was attributed to a 61% increase in consulting services revenue and a 12% increase in products and other revenue in 2017 compared to the prior year. The increase in consulting services revenue from $1,388,892 in 2016 to $2,235,007 in 2017 was primarily the result of increased revenues from both new clients as well as from existing clients in 2017 compared to 2016, which we believe were mostly the result of our continued marketing efforts related to attracting new clients and from cross-selling different services to our existing clients. The increase in product and other revenue from $248,779 in 2016 to $279,007 in 2017 was largely attributed to increased ancillary services we provided in connection with our consulting services and our SaaS product revenue in which the SaaS software product revenue was $57,517 in 2017 compared with $105,032 in 2016.

	Year Ended		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Cost of Goods Sold	$1,120,306	$483,420	$636,886	132%

Cost of goods sold increased by $636,886 for the year ended December 31, 2017, compared to 2016 due primarily to increased resources required to support the increase in consulting services revenue during the current year. In 2017, our labor costs increased by $453,057 compared to the prior year mainly as a result of the Company’s need to contract outside services to assist with delivery of our consulting services in 2017. There was also an increase in reimbursable expenses of $124,137 for the year ended December 31, 2017 compared to the prior year, which was related to an increase in travel and miscellaneous expenses associated with the delivery of the increased consulting services in 2017. We also recorded $190,735 in amortization of capitalized software development costs for the year ended December 31, 2017, compared to $106,238 in costs related to software amortization for the year ended December 31, 2016.

	Year Ended		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Net Operating Income (Loss)	$(389,457)	$(1,105,603)	$716,146	(65%	)

For the year ended December 31, 2017 we had a net operating loss of $389,457 compared to a net operating loss of $1,105,603 for the year ended December 31, 2016. During 2017, we focused on growing our consulting services operations through increased business development activities, which when combined with various cost containment measures helped contribute to a $716,146 reduction in net loss in 2017 compared to the previous year. Further, EBITDA increased by $776,177 to ($175,496) for the twelve months ended December 31, 2017 compared to ($951,673) for the twelve months ended December 31, 2016. A significant portion of the Company’s operating expenses are directly related to the costs associated with meeting the continued listing requirements of the TSX Venture Exchange (the “TSX-V”) in Canada as well as the public reporting requirements under the Exchange Act in the United States. In 2017, the Company spent $270,162 which was significantly down from $459,694 in 2016 on expenses directly related to maintaining its listing on the TSX-V and compliance with the Exchange Act reporting requirements.

We consider EBITDA to be a meaningful supplement to net income (loss) as a performance measure primarily because depreciation and amortization expenses are not an actual cash costs, and interest and tax expenses are not related to our direct operating activities. In addition, we believe EBITDA is commonly used by investors and other interested parties to evaluate our financial performance. EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs. EBITDA should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, or as an alternative to net cash from operating activities as a measure of liquidity. EBITDA is an internal measure and therefore may not be comparable to other companies. EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; and (iii) the interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt (if any). Because of these limitations, EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. Because all companies do not calculate EBITDA in the same manner, EBITDA as calculated by us may differ from EBITDA as calculated by other companies. We compensate for these limitations by using EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP financial statements.

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended
	December 31,
	2017	2016

Net Income (Loss)	$(411,073)	$(1,158,854)
Depreciation and Amortization	(226,599)	(191,652)
Interest expense	(8,978)	(15,529)

EBITDA	$(175,496)	$(951,673)

	Year Ended		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Salaries and Wages	$952,653	$1,061,755	$(109,102)	(10.28%	)

Salaries and wages decreased by $109,000 during the year ended December 31, 2017 compared to 2016 mostly as a result of a decrease of $180,000 in officer salaries, employee wages, and other employee expenses in 2017 primarily due to fewer full time employees, combined with a decrease in stock-based compensation expense of $137,000 mostly as a result of the Company not granting any options to employees in 2017, being partially offset by a $208,000 decrease in the amount of software development salaries and wages that were capitalized during the current year.

Software development costs decreased for the year ended December 31, 2017 compared to 2016 primarily due to the decision to curtail additional development in the second half of 2017. The aggregate cost for independent software designers, developers, programmers and project management professionals was $73,000 and $214,000 for year ended December 31, 2017 and 2016, respectively, while capitalization of a certain portion of salaries and wages associated with software development totaled $21,000 and $229,000 for year ended December 31, 2017 and 2016, respectively.

	Year Ended		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Contract Services	$87,336	$152,530	$(65,194)	(42.74%	)

Contract services expenses decreased during the year ended December 31, 2017 compared to 2016 primarily due to decreases in corporate and investor relations, accounting, business development and sales, product development and marketing expenses in 2017 partially offset by increases in administrative costs.

	Year Ended		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Other General and Administrative	$743,176	$1,045,569	$(302,393)	(28.92%	)

Other general and administrative costs decreased for the year ended December 31, 2017 compared to 2016 primarily due to $152,000 in professional fees associated with our listing on the TSX-V and the closing of our private placement in February 2016. Other decreases in 2017 compared to 2016 included $89,000 in administration costs related primarily to human resource and recruiting expenses, website development, investor relations, and license fees. There were also decreases of $55,000 in sales, marketing, and promotion expenses, $3,000 in travel, meals, and entertainment expenses and decreased aggregate expenses of $30,000 across all of the following categories: computers and software, dues and subscriptions, and rent during 2017 compared to 2016. These decreases were partially offset by an increase in insurance expense of $27,000.

	Year Ended		Change from	Percent Change
	2017	2016	Prior Year	from Prior Year
Other Income/Expense	$(12,638)	$(37,722)	$25,084	(66.50%	)

Other expenses decreased in 2017 compared to 2016 primarily due to a loss on impairment of an intangible asset in the amount of $42,000 in the prior year being partially offset by decreases in interest income of $13,000 resulting from redemption of investment securities in the prior year and an increase in state income tax expense of $3,000 in the current year. The remaining immaterial difference is due to the net effect of fluctuating foreign currency gains and losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars in 2017.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31,	December 31,
	2017	2016
Cash and cash equivalents	$1,616,076	$1,925,744
Working capital	$1,584,528	$1,764,629

Anticipated Uses of Cash

As at December 31, 2017, our cash and cash equivalents and working capital had decreased to $1,616,076 and $1,584,528, respectively, from $1,925,744 and $1,764,629 as at December 31, 2016. The closing of a private placement of our common stock in February 2016 for proceeds of $2,745,000 was the primary driver behind higher cash and working capital amounts in 2016.

For the twelve months ended December 31, 2017 and the year ended December 31, 2016, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities with cash generated through operating activities, and cash on hand. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In 2017, our primary areas of investment were professional staff to support our consulting services and manage our SaaS product business, including client relationship management, product development, staff sales and marketing activities.

During the year ended December 31, 2017, we focused primary uses of cash on activities related to growing our consulting business and software product and related services business while working to implement on expense control procedures. Management believes that its focus on expense controls in 2017 was one of the main reasons the Company was able to reduce cash used in operations from $777,242 in 2016 to $149,295 in 2017. We intend to continue to focus on expense control procedures and new business development activities in 2018.

We currently plan to fund our expenditures with cash flows generated from ongoing operations and/or if needed, the possibility may exist to raise additional capital through debt financing and/or through sales of common stock. We do not intend to pay dividends in the foreseeable future.

We continue to seek ways to expand upon our business and as such, in the future we may make acquisitions of businesses or assets or commitments to additional capital projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources will be required. Depending on the size of a transaction, the capital resources that will be required can be substantial. The necessary resources will be generated from cash flow from operations, cash on hand, borrowing against our assets or the issuance of securities.

Debt Obligations

On September 7, 2011, we executed a $50,000 note with McLellan Investment Corporation, an unrelated party. The note was structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest which was paid in full just prior to its amended maturity date of December 31, 2016. As such, as of December 31, 2016 and 2017, there was no principal and accrued interest outstanding.

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.86% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017. Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date to October 31, 2017. In October 2017, $66,217 was paid to the note holder and the remaining balance of $8,169 was paid in February 2018 fully satisfying the debt. The balance of $8,169 is presented under notes payable on the balance sheet as of December 31, 2017 and no fees or penalties were incurred by the Company. We have recorded foreign currency losses of $4,047 and $3,711 during the twelve months ended December 31, 2017 and 2016, respectively, related to the revaluation of this note's principal from CAD to USD.

Cash Flow for the Years Ended December 31, 2017 and 2016

Operating Activities. Net cash used in operating activities decreased to $149,295 for the year ended December 31, 2017 compared to $777,242 for the year ended December 31, 2016. This decrease in cash used by operating activities was attributable primarily to an $747,781 decrease in net losses in 2017 compared to 2016 being partially offset with cash used in connection with increased accounts receivables in the current year compared to the previous year, as well as a decrease in cash provided in connection with stock compensation expense in 2017 compared to the prior year.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in 2017 compared to the prior year. During the year ended December 31, 2017, DSO was approximately 40 days, up from approximately 7 days during the year ended December 31, 2016. This decrease mainly resulted from a higher accounts receivable balance at the end of 2017 compared to 2016. This increase in account receivable was largely attributed to much higher revenue in the fourth quarter of 2017 of $966,674 compared to the same period in 2016 of $363,362. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2017 decreased to $94,156 compared to $484,747 in net cash used in investing activities for 2016 that resulted in a $390,591 reduction in capital expenditures, mostly related to reduced capitalized development costs.

Financing Activities. Net cash (used in) and provided by financing activities for the year ended December 31, 2017 and 2016 amounted to ($66,217) and $2,695,000, respectively. Cash provided in the prior year was the result of a private placement of our common stock completed in February 2016.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2017.

Contractual Obligations

We lease two facilities in northern California, under operating leases one expiring in 2018 and the other in 2020. We do not have any debt capital lease obligations. As of December 31, 2017, the following table summarizes our contractual obligation under the foregoing lease agreement and the effect such obligation is expected to have on our liquidity and cash flow in future periods:

2018	$28,339
2019	28,339
2020	7,085
2021	-
2022	-
Total minimum lease payments	$63,763

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MCORPCX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

McorpCX, Inc.

San Francisco, CA

Opinion on the Financial Statements

We have audited the accompanying balance sheets of McorpCX, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2015.

Houston, Texas

March 28, 2018

McorpCX, Inc.

Balance Sheets

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,616,076	$1,925,744
Accounts receivable	274,785	31,889
Total current assets	1,890,861	1,957,633
Long term assets:
Property and equipment, net	86,551	95,704
Capitalized software development costs, net	301,574	398,506
Intangible assets, net	6,250	32,906
Other assets	27,137	21,606
Total assets	$2,312,373	$2,506,355

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$218,107	$67,051
Deferred revenue	80,057	51,029
Notes payable	8,169	74,386
Other current liabilities	-	538
Total current liabilities	306,333	193,004
Total liabilities	306,333	193,004
Shareholders' equity:
Common stock, $0 par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at December 31, 2017 and December 31, 2016	-	-
Additional paid-in capital	6,428,997	6,325,235
Accumulated deficit	(4,422,957)	(4,011,884)
Total shareholders' equity	2,006,040	2,313,351
Total liabilities and shareholders' equity	$2,312,373	$2,506,355

The accompanying notes are an integral part of these financial statements.

McorpCX, Inc.

Statements of Operations

	Year Ended
	December 31,
	2017	2016
Revenue, net
Consulting services	$2,235,007	$1,388,892
Products and other	279,007	248,779
Total revenue, net	2,514,014	1,637,671
Cost of goods sold
Labor	668,732	215,676
Products and other	451,574	267,744
Total cost of goods sold	1,120,306	483,420
Gross profit	1,393,708	1,154,251
Expenses
Salaries and wages	952,653	1,061,755
Contract services	87,336	152,530
Other general and administrative	743,176	1,045,569
Total expenses	1,783,165	2,259,854

Net operating loss	(389,457)	(1,105,603)

Interest expense	(8,978)	(15,529)

Other income (expense)	(12,638)	(37,722)

Loss before income taxes	(411,073)	(1,158,854)

Income tax provision	-	-

Net loss	$(411,073)	$(1,158,854)

Net loss per share-basic and diluted	$(0.02)	$(0.06)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,106,158

The accompanying notes are an integral part of these financial statements.

McorpCX, Inc.

Statements of Changes in Shareholders' Equity

				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2015	16,766,158	$-	$3,339,503	$(2,853,030)	$486,473
Stock based compensation - stock options	-	-	240,732	-	240,732
Common stock issued for cash	3,660,000	-	2,745,000	-	2,745,000
Net loss	-	-	-	(1,158,854)	(1,158,854)
Balance at December 31, 2016	20,426,158	$-	$6,325,235	$(4,011,884)	$2,313,351
Stock based compensation - stock options	-	-	103,762	-	103,762
Net loss	-	-	-	(411,073)	(411,073)
Balance at December 31, 2017	20,426,158	$-	$6,428,997	$(4,422,957)	$2,006,040

The accompanying notes are an integral part of these financial statements.

McorpCX, Inc.

Statements of Cash Flows

	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(411,073)	$(1,158,854)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	226,599	150,038
Stock compensation expense	103,762	240,732
Impairment loss on write-off of intangible asset	-	41,614
Loss on disposal of assets	298	-
Unrealized loss on foreign currency transactions	-	3,557
Changes in operating assets and liabilities:
Accounts receivable	(242,896)	82,916
Other assets	(5,531)	1,935
Accounts payable	151,056	(65,995)
Other current liabilities	(538)	(6,180)
Deferred revenue	29,028	(67,005)

Net cash used in operating activities	(149,295)	(777,242)

INVESTING ACTIVITIES
Equipment purchases	(2,353)	(11,226)
Payments for acquisition of intangible assets	-	(30,000)
Proceeds from sale of equipment	2,000	-
Capitalized software development costs	(93,803)	(443,521)

Net cash used in investing activities	(94,156)	(484,747)

FINANCING ACTIVITIES
Repayment of notes payable	(66,217)	(50,000)
Proceeds from private placement of common stock	-	2,745,000

Net cash provided by (used in) financing activities	(66,217)	2,695,000

Increase (decrease) in cash and cash equivalents	(309,668)	1,433,011

Cash and cash equivalents, beginning of period	1,925,744	492,733

Cash and cash equivalents, end of period	$1,616,076	$1,925,744

Supplemental disclosure of cash flow information:
Interest paid	9,474	21,751

The accompanying notes are an integral part of these financial statements.

MCORPCX, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2017 & 2016

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not require collateral and do not bear interest. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as bankruptcy and significantly aged receivables outstanding. No allowance for doubtful accounts is required to be recognized as of December 31, 2017 and 2016.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The Company does not have any financial instruments that are required to be fair valued on a recurring basis as of December 31, 2017 and 2016.

Advertising Expense

Advertising is expensed as incurred. There was no advertising expense during the twelve months ended December 31, 2017 and 2016.

Property, Equipment, and Depreciation

Property and equipment are stated at cost less accumulated depreciation. Betterments, renewals, and extraordinary repairs over $1,000 that extend the life of the assets are capitalized; other repairs and maintenance are expensed. We measure property, plant and equipment, at fair value on a nonrecurring basis. The cost and accumulated depreciation applicable to assets retired are removed from the accounts, and the gain or loss on disposition is recognized as other income or expense. Depreciation and amortization is computed on the straight line method over the applicable estimated depreciable life as follows:

Depreciable Asset Class	Depreciable Life
Real Property Improvements (Years)	15
Computer Equipment (Years)	5
Furniture and Fixtures (Years)	7
Leasehold Improvements (Years)	Shorter of useful life or term of the lease
Machinery and Equipment (Years)	7

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

Website Development Costs

An update to our existing Company’s website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015. Now that the website is live, all capitalized costs will be amortized using straight-line basis over two years, the estimated economic life of the completed website. During the twelve months ended December 31, 2017 and 2016, $11,656 and $32,669 of amortization expense was recorded, respectively.

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

Revenue Recognition

Consulting Services

Consulting services revenues are the primary source of our revenue and are derived from customer experience management solutions consulting services and software-enabled consulting services. Engagements normally span a period of 45 to 120 days in duration, with revenue recognized as project milestones are achieved and accepted by the customer.

Products

The Company has a SaaS (Software as a Service) technology offering to complement its consulting services. SaaS is a subscription based offering that may include nonrefundable setup fees, subscription fees, professional services, and consulting fees related to implementation, customization, configuration, training, and other value added services. The company accounts for multiple-element arrangements by following ASC 605-25, Revenue Recognition: Multiple-Element Arrangements, as amended by Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements. At the inception of the arrangement, and again as each element is delivered, the Company evaluates all deliverables in the offering to determine whether they represent separate units of accounting based on the following criteria: 1) the items have value to the customer on a standalone basis and 2) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the company.

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

Reimbursed Expenses

We classify reimbursed expenses in both other revenues and cost of goods sold in our statements of operations. Other revenue is earned from reimbursable expense revenues that are incidental to the consultation and research efforts. The project related expenses consist of costs incurred by the Company on behalf of the customer. This will generally consist of travel costs or products and services purchased as a convenience for the customer.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

No provision for income taxes at this time is being made due to the offset of cumulative net operating losses. A full valuation allowance has been established for deferred tax assets based on the “more likely than not” threshold. The ability to realize deferred tax assets depends on our ability to generate sufficient taxable income within the carry forward periods provided in the tax law.

While the Company’s statutory tax rate approximates 35%, the effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

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

●

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

●

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

●

ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients was issued in May 2016. ASU No. 2016-12 amends the new revenue recognition standard to clarify the guidance on assessing collectability, measuring noncash consideration, presenting sales taxes and certain transition matters.

●

ASU No. 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers was issued in December 2016. ASU No. 2016-20 provides additional clarification on 13 issues or corrects unintended application of FASB Accounting Standards Codification (Topic 606).

The standard permits the use of either the full retrospective or modified retrospective method. The Company has completed its analysis in identifying which revenue streams will be impacted by the new guidance. Based on our review, we will adopt the requirements of the new standard in the first quarter of 2018 using the modified retrospective method. Based on the composition of its revenue base and the contracts in place at year end, the Company believes that the adoption of the new standard will have an immaterial effect, if any, on its consolidated financial statements.

In November 2017, the FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update). The ASU amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The amendments were effective upon issuance. The Company has evaluated the impact on revenue recognition, and does not expect these amendments to have a material effect on its financial statements.

Note 3: Property and Equipment

	December 31,	December 31,
	2017	2016
Property and equipment consist of:
Furniture	$31,731	$31,731
Computers and hardware	57,681	58,201
Software	38,646	38,646
Equipment	2,359	2,359
Leasehold Improvements	99,246	99,246
Land	85,000	85,000
Land Improvements	4,000	4,000
	318,663	319,183
Less: accumulated depreciation	(232,112)	(223,479)
	$86,551	$95,704

Depreciation expense incurred during the twelve months ended December 31, 2017 and 2016 was $9,208 and $5,247, respectively.

Note 4: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Expenditures relating to software development costs were capitalized during the twelve months ended December 31, 2017 and December 31, 2016 in the amount of $93,803 and $443,521, respectively.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of accumulated amortization, were $301,574 and $398,506 as of December 31, 2017 and December 31, 2016, respectively. Amortization expense incurred during the twelve months ended December 31, 2017 and 2016 was $190,735 and $106,238, respectively and is included in cost of goods sold.

Note 5: Intangible Assets

Intangibles consist of the following as of December 31,

	2017
		Accumulated
	Gross	Amortization	Net Book Value
Website development costs	$70,188	$(70,188)	$-
Media distribution rights	25,000	(19,792)	5,208
Intellectual property	5,000	(3,958)	1,042
LinkedIn Group	2,500	(2,500)	-
Organization costs	1,377	(1,377)	-
Total intangibles	$104,065	$(97,815)	$6,250

	2016
		Accumulated
	Gross	Amortization	Net Book Value
Website development costs	$70,188	$(58,532)	$11,656
Media distribution rights	25,000	(7,292)	17,708
Intellectual property	5,000	(1,458)	3,542
LinkedIn Group	2,500	(2,500)	-
Organization costs	1,377	(1,377)	-
Total intangibles	$104,065	$(71,159)	$32,906

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

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. During the twelve months ended December 31, 2016, an online media asset referred to as PetroPortfolio with a net book value of $41,614 was written off to loss on impairment. There were no impairment charges during the twelve months ended December 31, 2017.

Total amortization of intangible assets was $26,656 and $41,627 for the twelve months ended December 31, 2017 and 2016, respectively.

Note 6: Shareholders’ Equity

Common stock

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

Options

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

At December 31, 2017, 1,340,000 stock options were exercisable and $103,762 and $240,732 of total compensation cost related to vested share-based compensation grants had been recognized for years ended December 31, 2017 and 2016, respectively. Unrecognized compensation expense from stock options was $5,834 at December 31, 2017, which is expected to be recognized over a weighted-average vesting period of 0.20 years beginning January 1, 2018.

There were no options granted during the twelve months ended December 31, 2017.

The following table summarizes our stock option activity for the twelve months ended December 31, 2017 and 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2015	1,730,000	$0.70	8.37	1,810,200
Granted	70,000	1.95	-	-
Exercised	-	-	-	-
Forfeited or expired	(225,000)	1.12	-	-
Outstanding at December 31, 2016	1,575,000	$0.70	7.35	394,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(225,000)	1.31	-	-
Outstanding at December 31, 2017	1,350,000	$0.60	6.07	-
Exercisable at December 31, 2017	1,340,000	$0.59	6.06	$-

There were no options granted in the year ended December 31, 2017. During the year ended December 31, 2016, the Company granted 70,000 options to certain employees of the Company with an incremental vesting schedule, a ten-year term and a weighted-average grant date fair value of $1.95. The following assumptions were used to calculate weighted average fair values of the options granted in the year ended December 31, 2016

2016
Expected life (in years)	5.84
Risk-free interest rate	1.45%
Volatility	111.43%
Dividend yield	-
Weighted average grant date fair value per option granted	$1.81

To the extent the actual forfeiture rate is different than what has been anticipated, share-based compensation expense related to these options will be different from expectations.

Note 7: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the twelve months ended December 31, 2017 and 2016, the percentage of sales and the concentrations are:

	2017	2016
Largest client	28%	20%
Second largest client	20%	20%
Third largest client	15%	19%
Next three largest clients	22%	22%
All other clients	15%	19%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 8: Commitments and Contingencies

Leases

Our corporate headquarters, located at 201 Spear Street, Suite 1100, San Francisco, CA 94105 is a leased space, which we lease on a month-to-month basis for $129 a month. The Company also leases office space in San Anselmo, California under an operating lease that was scheduled to expire in 2018 and monthly rent of $2,300. Effective January 1, 2018 this lease was renegotiated for an extended 27-month term and monthly rent of $2,362 and now expires March 31, 2020. Effective January 1, 2017, the Company also entered into a second lease for a facility in the same building with a 12-month term which ended on December 31, 2017 with a monthly rent of $1,375. This lease was not renewed beyond the original term date of December 31, 2017. Rent expense under operating leases was $46,453 and $42,687 for the twelve months ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2018	$28,339
2019	28,339
2020	7,085
2021	-
2022	-
Total minimum lease payments	$63,763

Note 9: Debt

On September 7, 2011, we executed a $50,000 note with McLellan Investment Corporation, an unrelated party. The note was structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest which was paid in full just prior to its amended maturity date of December 31, 2016. As such, as of December 31, 2016 and 2017, there was no principal and accrued interest outstanding.

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.86% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017. Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date to October 31, 2017. In October 2017, $66,217 was paid to the note holder and the remaining balance of $8,169 was paid in February 2018 fully satisfying the debt. The balance of $8,169 is presented under notes payable on the balance sheet as of December 31, 2017 and there were no fees or penalties incurred by the Company. We have recorded foreign currency losses of $4,047 and $3,711 during the twelve months ended December 31, 2017 and 2016, respectively, related to the revaluation of this note's principal from CAD to USD.

Interest expense was $8,978 and $15,529 for the twelve months ended December 31, 2017 and 2016, respectively and consists of interest on our short-term promissory notes, and credit card balances.

Note 10: Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2017, which were fully offset by a valuation allowance. The Company has evaluated the other changes resulting from the Tax Act and does not expect them to have a material impact on the tax provision, therefore, the company considers the accounting complete.

As of December 31, 2017, the Company has net operating loss carry-forwards of approximately $4,010,000 that begin to expire in 2031. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2017	2016
Net operating losses	$800,000	$1,200,000
Less: valuation allowance	(800,000)	(1,200,000)
Net deferred tax assets	$-	$-

Note 11: Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the twelve months ended December 31, 2017 and 2016, the assumed exercise of share options is anti-dilutive due to the Company’s net loss and are excluded from the determination of net income (loss) per share – basic and diluted. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 1,340,000 and 1,120,000 for years ended December 31, 2017 and 2016, respectively.

The computations for basic and diluted net loss per share are as follows:

	Year Ended
	December 31,
	2017	2016
Net loss	$(411,073)	$(1,158,854)
Basic and diluted weighted average common shares outstanding	20,426,158	20,106,158
Net loss per share, basic and diluted	$(0.02)	$(0.06)

Note 12: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. However, during this year we have taken steps to improve our core consulting services revenue and contain costs in order to reduce our net operating losses. We believe that our increased revenues and improved net losses in 2017 coupled with our cash balance of $1,616,076 as at December 31, 2017 and our belief that sufficient funding may be available from private placements of equity securities or additional borrowings if needed will enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(1)

We do not have adequate written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness; and

(2)

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

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

Plan for Remediation of Material Weaknesses

We are in the process of developing and implementing remediation plans to address our material weakness.  Subsequent to December 31, 2017, we have attempted to address these weaknesses by putting in place the following measures during the first quarter of 2018:

●	We have retained an accounting firm that is assisting us in preparing revised internal control policies and procedures; and
●	We have added internal resources and are realigning our internal processes with the goal of providing for the proper segregation of duties within our accounting functions.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers serve at the pleasure of the board of directors. The board of directors has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Michael Hinshaw	56	President, Chief Executive Officer,
201 Spear Street, Suite 1100		Treasurer, Principal Accounting
San Francisco, CA 94105		Officer, Secretary and Director

Lynn Davison	54	Chief Operating Officer
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	59	Vice President
201 Spear St. Suite 1100
San Francisco, CA 94105

Gregg Budoi	53	Interim Chief Financial Officer
201 Spear Street, Suite 1100
San Francisco, CA 94105

Matthew Kruchko	47	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Nii Quaye	45	Director
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

Stephen Shay – Vice President

On May 16, 2015, Stephen Shay was appointed as our Vice President. Prior to joining McorpCX, Mr. Shay enjoyed a nearly 21-year career with Microsoft Corporation, where he served as an executive leader in sales, operations, and IT. From November 2010 to September 2014, he was General Manager of Customer Experience at Microsoft, where he was responsible for conceptualizing and driving high-impact initiatives designed to transform the customer centricity of the organization and delivering simplified, seamless, and successful interactions across the customer and partner lifecycle at Microsoft. From August 2005 to November 2010, Mr. Shay was General Manager of Strategy & Business Development at Microsoft, where he helped the Microsoft build its monetization and integration strategies for over 90 acquisitions with a total consideration of $13 billion. Mr. Shay earned a Bachelor of Science Degree in Management & Computer Information Systems, from Park University, Kansas City, Missouri and completed additional undergraduate studies in architecture at the University of Kansas.

Gregg Budoi – Interim Chief Financial Officer

Gregg Budoi was appointed as Interim Chief Financial Officer on September 26, 2017. Prior to becoming the Company’s Interim Chief Financial Officer, Mr. Budoi was from 2014 to 2017 the Chief Financial Officer and member of the Board of Directors of Kalibrate Technologies Plc, a London Stock Exchange (AIM) listed SaaS software and consulting company which recently completed a successful going private transaction with the private equity firm Hanover Investors. Prior to that, from 2007 to 2014 he was a co-founder and former President and CEO of EZ Energy USA, Inc., that owned and operated convenience stores and motor fuel wholesale operations with annual revenue in excess of $500 million; the company was successfully sold to a strategic acquierer. Mr. Budoi has also been Managing Director at Barnes Wendling Corporate Finance, LLC, a financial advisory firm where from 2006 to 2007 he established a corporate finance advisory services platform and completed several corporate restructurings as well as M&A and capital raising transactions. Prior to that, he was Chief Executive Officer of his own financial advisory firm, Budoi & Company, Inc. from 2003 to 2006 and was from 1999 to 2003 the Chief Financial Officer, Vice President Finance and Treasurer of Dairy Mart Convenience Stores, Inc., where he led the strategic evaluation and recapitalization process for this publicly traded chain of over 850 convenience stores. Mr. Budoi holds a BS in Business Administration/Finance from Ohio State University, and a Masters of Business Administration from Cleveland State University.

Matthew Kruchko – Director

Matthew Kruchko has been a member of the Company’s board of directors since August 31, 2017. Mr. Kruchko has been a principal and the Chief Strategy Officer of Connect Brands, Inc., a San Francisco based marketing and advertising company since 2016. He has also been a member of the board of directors of that company since 2016. Previously, from 2007 to 2015 he was a Managing Director and a member of the board of directors of Applied Storytelling, a brand consultancy/strategy firm, and was previously Executive Vice President of Strategy and Global Marketing for the UK-based SaaS software company Kalibrate Technologies PLC from 2007 to 2015. Mr. Kruchko studied finance and marketing at the University of Southern Maine and is currently an advisory board member for the Detroit Creative Corridor Center (DC3).

Nii A. Quaye – Director

Nii A. Quaye has been a member of the Company’s board of directors since August 31, 2017. From 2015 to 2016, Mr. Quaye was the Senior Vice President and Global Head of Service Quality for the Abu Dhabi based First Gulf Bank (FGB). Previously, from 2013 to 2014, Mr. Quaye was Vice President, Group Head of Customer Service for Ecobank Transnational Incorporated. Mr. Quaye also was General Manager and Head of Service and Quality for the Saudi Investment Bank from 2010 to 2012, and was a Senior Vice President at CitiGroup where he was responsible for administering that company’s Global Contact Center. A GE-trained Six Sigma Black Belt, Mr. Quay holds a B.A. from Ottawa University, a J.D. from the University of Maryland Law School, and an MBA in Finance & Investments from The George Washington University in Washington, DC.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Hinshaw, Ms. Davison, Mr. Shay, Mr. Budoi, Mr. Quaye and Mr. Kruchko have not been the subject of the following events:

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

Audit Committee Financial Expert

Our board of directors has determined that each of Mr. Quaye and Mr. Kruchko (who are each independent directors under the standards established by the NASDAQ Stock Market) qualify as an "audit committee financial expert" as defined in applicable SEC rules.

The Committees of the Board

Due to the Company's current size, the only committee of the Company’s board of directors is an audit committee. Our board of directors currently does not have a nominating or compensation committee and the functions normally performed by such committees are performed by the board of directors as a whole.

Audit Committee and Charter

We have a separately-designated audit committee of the board of directors that is comprised of the following directors: Michael Hinshaw, Nii Quaye and Matthew Kruchko of which Mr. Quaye and Mr. Kruchko are determined to be independent directors under the standards established by the NASDAQ Stock Market.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. Our code of ethics applies to each of our executive officers. A copy of our code of ethics is included as an exhibit to this Annual Report on Form 10-K.

Whistleblower Policy

We have adopted a whistleblower policy that provides for the protection of our employees from our retaliation where an employee believes that we are violating some law, rule or regulation and wants to disclose the same to proper authorities or to the public at large.  This policy further provides a mechanism whereby the employee may disclose the information to us in a confidential manner and may possibly resolve the issue without the need of going to third parties outside of our organization.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, all officers, directors and owners of 10% or more of our shares of common stock have timely filed all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2017, except for a Form 3 which was filed late for Mr. Kruchko, and a Form 3 was filed late for Mr. Quaye.

ITEM 11.	EXECUTIVE COMPENSATION.

On February 1, 2011, we entered into an employment agreement with Lynn Davison, pursuant to which she agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $132,000, but was subsequently increased to $162,000 effective August 22, 2014. In addition, Ms. Davison is eligible for bonus compensation as established by us from time to time. On February 7, 2011, we granted Ms. Davison 10-year options, with an exercise price of $0.35 per share, to purchase 300,000 Shares. A board of directors resolution dated December 17, 2015 later reset the exercise price of these options to $0.05 per share. On September 3, 2013, we granted Ms. Davison additional 10-year options, with an exercise price of $0.40 per share, to purchase 300,000 shares of our common stock. The options granted in 2011 vest as follows: 20% six months after the grant date, and 20% every six months thereafter until all options are fully vested while the options granted in 2013 have the following vesting schedule: i) 20% on the one year anniversary of the grant date, ii) 20% on the eighteen month anniversary of the grant date, iii) 20% on the two year anniversary of the grant date, iv) 20% on the thirty month anniversary of the grant date, and (v) the remaining 20% on the three year anniversary of the grant date.

On May 15, 2015, we granted Ms. Davison additional 10-year options, with an exercise price of $0.75 per share, to purchase 100,000 shares of our common stock. The options granted in 2015 vest as follows: 20% six months after the grant date, and 20% every six months thereafter until all options are fully vested.

On May 15, 2015 the Company entered into an employment agreement with Stephen Shay pursuant to which he agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $250,000. In addition, Mr. Shay is eligible for bonus compensation as established by us from time to time.

On May 15, 2015, we granted Mr. Shay 10-year options, with an exercise price of $0.75 per share, to purchase 600,000 shares of common stock. The options granted in 2015 vest as follows: 20% six months after the grant date and 20% every six months thereafter until all options are fully vested.

Michael Hinshaw does not have a written employment agreement with the Company. However, pursuant to the terms of a verbal agreement between Mr. Hinshaw and the Company, Mr. Hinshaw receives an annual base salary of $300,000 for his executive services to the Company.

The following table sets forth information with respect to compensation paid by us to our “named executive officers” (which includes our principle executive officer or “PEO” and our two highest compensated officers in 2017 outside of our PEO) for each of the last two years.

.

Executive Officer Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	2017	300,000	0	0	0	0	0	25,601[1]	325,601
President	2016	300,000	0	0	0	0	0	23,649[1]	323,649

Lynn Davison	2017	152,227	20,000	0	0	0	0	15,316[2]	187,543
COO	2016	149,244	12,000	0	0	0	0	8,218[2]	169,462

Stephen Shay	2017	230,000	0	0	0	0	0	6,000[3]	236,000
Vice President	2016	240,000	0	0	0	0	0	6,000[3]	246,000

[1]

All other compensation for Michael Hinshaw for each of the years ended 2017 and 2016 consisted of payments for health insurance in the amount of $25,601 and 22,115, respectively. For the year ended 2016 payments were made in the amount of $1,534 for an automobile lease.

[2]	All other compensation for Lynn Davison for each of the years ended 2017 and 2016 consisted of payments for health insurance.
[3]	All other compensation for Stephen Shay for each of the years ended 2017 and 2016 consisted of cash payments to Mr. Shay intended to cover the cost of health insurance premiums.

The following table sets forth information with respect to compensation paid by us to our non-employee directors (all directors except for Mr. Hinshaw) during the last completed fiscal year ended December 31, 2017.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Ashley Garnot(1)	0	0	0	0	0	12,500(2)	12,500
Hugh Rogers(3)	0	0	0	0	0	0	0
Graham Clark(4)	0	0	0	0	0	183,633(5)	183,633
Chris Beltgens(6)	0	0	0	0	0	0	0
Nii Quaye(7)	10,000	0	0	0	0	25,000(8)	35,000
Matthew Kruchko(9)	0	0	0	0	0	26,400(10)	26,400

(1)	Ms. Garnot resigned from the Company’s board of directors on August 15, 2017.
(2)	Fees earned by Ms. Garnot for consulting services provided to Company by Ms. Garnot during the fiscal year ended 2017.
(3)	Mr. Rogers resigned from the Company’s board of directors on February 1, 2017.
(4)	Mr. Clark was appointed to the Company’s board of directors on February 1, 2017 and resigned on May 19, 2017.
(5)	$338,848 in fees were earned by Customer Results, LLC, of which Mr. Clark is the managing member and majority equity holder, for consulting services provided to the Company during the fiscal year ended 2017. Of these fees, Mr. Clark was entitled to $183,633 through his ownership interest in Customer Results, LLC.
(6)	Mr. Beltgens was appointed to the Company’s board of directors on May 25, 2017 and resigned on August 25, 2017.
(7)	Mr. Quaye was appointed to the Company’s board of directors on August 31, 2017.
(8)	Fees earned by Mr. Quaye for consulting services provided to the Company by Mr. Quaye from January 2017 to June 2017.
(9)	Mr. Kruchko was appointed to the Company’s board of directors on August 31, 2017.
(10)	Fees earned by Mr. Kruchko for consulting services provided to the Company by Mr. Kruchko during the fiscal year ended 2017.

Non-employee members of our board of directors may receive stock options granted under the Company’s Amended and Restated Stock Option Plan (the “Plan”) as consideration for their services on our board of directors. Should any director be awarded option grants the amount of those grants would be proportionate to their level of involvement with the activities of the board of directors (meeting attendance, service on committees, etc.). Additionally, in August 2017, the Company decided to pay a $2,500 monthly fee to our non-employee directors in consideration for their service on our board of directors. Mr. Quaye received $10,000 in total fees for his service on our board of directors in 2017 as a result of this program, while Mr. Kruchko declined to receive any fees in 2017. In 2018, both of our non-employee directors have been receiving the $2,500 monthly fee for their service on our board of directors.

There are no retirement, pension, or profit sharing plans for the benefit of our officers and directors other than the Plan. Securities offered under the Plan will consist exclusively of our shares of common stock. The aggregate number of shares of common stock reserved for issuance under the Plan is fixed at 10% of the total number of issued and outstanding shares of common stock from time to time, such that the shares of common stock reserved for issuance under the Plan will increase automatically with increases in the total number of shares of common stock issued and outstanding.

If an option awarded under the Plan expires, is surrendered in exchange for another option, or terminates for any reason during the term of the Plan prior to its exercise in full, the shares of common stock subject to but not delivered under such option will be available for issuance pursuant to the exercise of future options granted under the Plan.

The following table sets forth information with respect to outstanding equity awards held by our named executive officers at December 31, 2017.

Outstanding Equity Awards at December 31, 2017
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lynn Davison	300,000	0	0	$0.05[1]	2/7/2021	0	0
	300,000	0	0	$0.40	9/3/2023	0	0
	100,000	0	0	$0.75	5/15/2025	0	0
Stephen Shay	600,000	0	0	$0.75	5/16/2025	0	0

[1]

The option exercise price was set at $0.35 per share with a provision to reset if subsequent common stock offerings are made at a lower stock price. There was a subsequent private placement at $0.01 per share, lowering the option exercise price from $0.35 to $0.01. A board of directors’ Resolution dated December 17, 2015 further reset the exercise price of these options to $0.05 per share.

Compensation Committee Interlocks and Insider Participation

Since the Company currently does not have a compensation committee or other committee of the board of directors performing similar functions, executive officer compensation is determined by the entire board of directors. Mr. Hinshaw, our President and Chief Executive Officer, is the only officer or employee of the Company who participated in deliberations of the Company’s board of directors concerning executive officer compensation. However, Mr. Hinshaw excused himself from our board of directors’ discussions concerning the compensation of our President and Chief Executive Officer. With the exception of Mr. Hinshaw, no member of our board of directors was, during the year ended December 31, 2017, an officer, former officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure by the Company under the SEC rules requiring disclosure of certain relationships and related party transactions. No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our board of directors, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our board of directors, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of our board of directors, during the year ended December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 28, 2018 the total number of shares owned beneficially by each of our directors, director nominees and named executive officers, individually and directors and all executive officers as a group, and the present owners of 5% or more of our total outstanding shares of common stock.  Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the number of shares held and the percentage ownership of such each individual but are not treated as outstanding for purposes of computing the percentage ownership of others.

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

Applicable percentage ownership is based on 20,426,158 shares of common stock outstanding as of March 28, 2018.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%
Michael Hinshaw	5,200,000	25.46%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Lynn Davison	700,000[1]	3.31%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	600,000[2]	2.85%
201 Spear St. Suite 1100
San Francisco, CA 94105

Matthew Kruchko	0-	*
201 Spear Street, Suite 1100
San Francisco, CA 94105

Nii-Ayikwei Quaye	0-	*
201 Spear Street, Suite 1100
San Francisco, CA 94105
All officers and directors as a group (6 individuals)	6,600,000	29.92%

Alex Guidi	2,762,302[3]	13.52%
2040 – 885 West Georgia Street
Vancouver, British Columbia V6C 3E8

Eva Lundin	2,900,000[4]	14.20%
6 Rue de Rive
1204 Geneva, Switzerland

Peter Loretto	1,443,262[5]	7.07%
350-6165 HWY 17
Delta British Columbia V4K 5B8

*Represents beneficial ownership of less than 1%.

[1]	Includes 700,000 shares issuable pursuant to presently exercisable stock options and options that become exercisable within 60 days of March 28, 2018.

[2]	Includes 600,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of March 28, 2018.

[3]	Based on Schedule 13D filed by the reporting person with the SEC on February 24, 2016.

[4]	Based on Schedule 13G filed by the reporting person with the SEC on February 18, 2016.

[5]

Based on Schedule 13G filed by the reporting person with the SEC on February 11, 2016. Mr. Loretto has sole voting and dispositive power over 1,425,000 shares of our common stock and has shared voting and dispositive power over the remaining 18,262 shares of our common stock he beneficially owns.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Other than in connection with the fees paid to Customer Results, LLC, an entity controlled by our former director Mr. Graham Clark, for consulting services provided to the Company by Customer Results, LLC as described above under “Director Compensation Table”, the Company did not engage in any transactions with related parties requiring disclosure under Item 404 of Regulation S-K under the Securities Act since January 1, 2017 and there are currently no such transactions proposed.

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

Independence of Directors

Our shares of common stock are not listed on a national securities exchange or an inter-dealer quotation system that requires that a majority of our Board of Directors consist of independent directors. Under these circumstances, the rules of the SEC require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that two of our current directors, Messrs. Quaye and Kruchko are independent directors under standards established by the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table presents fees for professional audit services for the audit of the Company’s annual financial statements for fiscal year 2017 and 2016 and fees billed for other services rendered during 2017 and 2016.

	Fiscal 2017	Fiscal 2016
	MaloneBailey	MaloneBailey
Type of Service/Fee
Audit Fees (1)	$46,500	$35,300
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended and Restated Bylaws	8-K	11/24/15	3.2.1

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

10.1	Lease Agreement for San Anselmo office	S-1	04/25/12	10.1

10.2	Lease Agreement for North Carolina office	S-1	04/25/12	10.2

10.3	Lease Agreement for San Francisco office	S-1	04/25/12	10.3

10.4	Deed covering Lake County Real Property	S-1	04/25/12	10.4

10.5	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

10.6	Promissory Note – McLellan Investment Corporation	S-1/A-2	07/24/12	10.6

10.7	Promissory Note – Brad Holland	S-1/A-2	07/24/12	10.7

10.8	Employment Agreement – Lynn Davison	S-1/A-3	09/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012	S-1/A-3	09/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013	10-K	03/31/14	10.39

10.12	Master Services Agreement with Progress Software Corporation dated December 6, 2013	10-K	03/31/14	10.43

10.13	Statement of Work (Schedule A) with Progress Software dated December 6, 2013	10-K	03/31/14	10.44

10.14	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014	10-Q	08/04/14	10.49

10.15	Lease with Four Keys dated June 5, 2014	10-Q	08/04/14	10.50

10.16	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.17	Employment Agreement – Stephen Shay				X

14.1	Code of Ethics	10-K	3/27/13	14.1

16.1	Letter from Hillary CPA Group, dated February 16, 2016	8-K	2/17/16	16.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March, 2018.

MCORPCX, INC.

BY:	/s/ MICHAEL HINSHAW
Michael Hinshaw
Chief Executive Officer, Principal Accounting Officer, Treasurer , Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/MICHAEL HINSHAW	Chief Executive Officer,	March 28, 2018
Michael Hinshaw	Treasurer, Secretary and Director (Principal Executive and Accounting Officer)

/s/GREGG BUDOI	Chief Financial Officer (Principal Financial Officer)	March 28, 2018
Gregg Budoi

/s/MATTHEW KRUCHKO	Director	March 28, 2018
Matthew Kruchko

/s/ NII QUAYE	Director	March 28, 2018
Nii Quaye

exhibit index

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended and Restated Bylaws	8-K	11/24/15	3.2.1

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

10.1	Lease Agreement for San Anselmo office	S-1	04/25/12	10.1

10.2	Lease Agreement for North Carolina office	S-1	04/25/12	10.2

10.3	Lease Agreement for San Francisco office	S-1	04/25/12	10.3

10.4	Deed covering Lake County Real Property	S-1	04/25/12	10.4

10.5	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

10.6	Promissory Note – McLellan Investment Corporation	S-1/A-2	07/24/12	10.6

10.7	Promissory Note – Brad Holland	S-1/A-2	07/24/12	10.7

10.8	Employment Agreement – Lynn Davison	S-1/A-3	09/12/12	10.8

10.9	Services Agreement with mfifty dated March 2, 2012	S-1/A-3	09/12/12	10.9

10.10	Share Option Plan with Lynn Davison dated September 3, 2013	10-Q	11/14/13	10.38

10.11	Lease Extension Agreement with Annette Kaufman Survivor Trust dated February 26, 2013	10-K	03/31/14	10.39

10.12	Master Services Agreement with Progress Software Corporation dated December 6, 2013	10-K	03/31/14	10.43

10.13	Statement of Work (Schedule A) with Progress Software dated December 6, 2013	10-K	03/31/14	10.44

10.14	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014	10-Q	08/04/14	10.49

10.15	Lease with Four Keys dated June 5, 2014	10-Q	08/04/14	10.50

10.16	Agreement with Andrew Barwicki Incorporated.	8-K	01/23/15	10.1

10.17	Employment Agreement – Stephen Shay				X

14.1	Code of Ethics	10-K	3/27/13	14.1

16.1	Letter from Hillary CPA Group, dated February 16, 2016	8-K	2/17/16	16.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X