Form 10-Q
period 2018-03-31
McorpCX, Inc.
filed 2018-05-09
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of May 7, 2018.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.

Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,490,050	$1,616,076
Accounts receivable	259,796	274,785
Total current assets	1,749,846	1,890,861
Long term assets:
Property and equipment, net	86,055	86,551
Capitalized software development costs, net	253,115	301,574
Intangible assets, net	2,500	6,250
Other assets	46,134	27,137
Total assets	$2,137,650	$2,312,373

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$310,742	$218,107
Deferred revenue	20,497	80,057
Notes payable	-	8,169
Total current liabilities	331,239	306,333
Total liabilities	331,239	306,333
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Additional paid-in capital	6,432,084	6,428,997
Accumulated deficit	(4,625,673)	(4,422,957)
Total shareholders' equity	1,806,411	2,006,040
Total liabilities and shareholders' equity	$2,137,650	$2,312,373

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Operations

(unaudited)

	Three Months
	March 31,
	2018	2017

Revenue, net
Consulting services	$556,236	$258,675
Products and other	57,618	38,616
Total revenue, net	613,854	297,291
Cost of goods sold
Labor	201,439	59,970
Products and other	95,976	79,803
Total cost of goods sold	297,415	139,773
Gross profit	316,439	157,518
Expenses
Salaries and wages	218,959	245,359
Contract services	74,065	9,748
Other general and administrative	222,218	152,199
Total expenses	515,242	407,306

Net operating loss	(198,803)	(249,788)

Interest expense	(110)	(2,868)

Other income (expense)	(3,803)	(2,474)

Loss before income taxes	(202,716)	(255,130)

Income tax provision	-	-

Net loss	$(202,716)	$(255,130)

Net loss per share-basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Cash Flows

(unaudited)

	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(202,716)	$(255,130)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	52,705	58,509
Stock compensation expense	3,087	48,265
Loss on disposal of assets	-	298
Unrealized loss on foreign currency transactions	-	686
Changes in operating assets and liabilities:
Accounts receivable	14,989	(69,636)
Other assets	(18,997)	3,237
Accounts payable	92,635	60,335
Other current liabilities	-	714
Deferred revenue	(59,560)	40,545

Net cash used in operating activities	(117,857)	(112,177)

INVESTING ACTIVITIES
Proceeds from sale of equipment	-	2,000
Capitalized software development costs	-	(84,299)

Net cash used in investing activities	-	(82,299)

FINANCING ACTIVITIES
Repayment of notes payable	(8,169)	-

Net cash used in financing activities	(8,169)	-

Decrease in cash and cash equivalents	(126,026)	(194,476)

Cash and cash equivalents, beginning of period	1,616,076	1,925,744

Cash and cash equivalents, end of period	$1,490,050	$1,731,268

Supplemental disclosure of cash flow information:
Interest paid	$110	$2,111

The accompanying notes are an integral part of these unaudited financial statements.

MCORPCX, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

Note 1: Organization and Basis of Presentation

McorpCX, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We are a customer experience services company, delivering consulting and technology solutions to customer-centric organizations. We are engaged in the business of delivering technology-enabled consulting and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities. To augment our consultative solutions, we have developed technology products that include on-demand “cloud based” customer experience management software. Our professional and related services include a range of customer experience management services such as research, training, strategy consulting and process optimization.

The financial statements and related disclosures as of and for the three months ended March 31, 2018 and 2017, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The balance sheet as of December 31, 2017 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2017, filed on Form 10-K with the SEC on March 29, 2018.  The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "Company" are to McorpCX, Inc.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2017-09 with no material impact to the financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 3 for further details.

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

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which retained the current framework for accounting for financial instruments in generally accepted accounting principles (GAAP) but made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted ASU 2018-03 with no material impact to the financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding standard tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2018-02 on its condensed consolidated financial statements.

Note 3. Revenues

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On  January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of  January 1, 2018. Results for reporting periods beginning after  January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We did not have a cumulative impact as of  January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our statement of operations for the three months ended  March 31, 2018 as a result of applying Topic 606.

Revenue Recognition

The Company’s revenue consists primarily of professional and consulting services, as well as software-enabled product sales and other revenues. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

The consulting services are contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognizes revenue based upon a percentage of completion of each SOW during each project, which are typically 60-180 days in duration. In addition, we typically incur travel other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis.

Contract costs, such as commissions, are typically incurred contemporaneously with the pattern of revenue recognition and, as such, are expensed as incurred.

Consulting Service Revenues

The Company’s consulting services are project based and include the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. The performance obligation in these projects is the delivery of specific findings reports as it pertains to the customer experience being analyzed. These projects include milestone payments for completion of different phases of the project and are included in the transaction price. These milestone payments are deemed to be fixed because the milestones are within the control of the Company. The projects also include reimbursable expenses, which are part of the transaction price and deemed variable consideration. These reimbursable expenses are estimated at contract inception. Given the confidentiality provisions in the agreement and the nature of the services being performed, the Company has no alternative use for the specific findings report. Therefore, the Company recognizes the transaction price over time, based on percentage of completion of the milestones in the contract.

Product and other revenue

Product and other revenue includes brand perception tracking and performance assessments where the Company utilizes its web-hosted Touchpoint Mapping On-Demand application to gather data and analyze results and is a SaaS (Software as a Service) technology offering. SaaS is a subscription based offering that  may include nonrefundable setup fees, subscription fees, professional services, and consulting fees related to implementation, customization, configuration, training, and other value added services. The performance obligations in these contracts are the license for Touchpoint Mapping® On-Demand, which includes implementation and survey distribution, and support. The license is not subject to the licensing guidance in Topic 606 because the customer can’t take possession of the software at any time and the customer would not be able to operate the software on its own or with another third party. The transaction price may include implementation, setup and training fees and license fees for the application. Revenue for the Touchpoint Mapping On-Demand application license and support is recognized on a straight-line basis because they are deemed to be stand-ready obligations. Because each of the performance obligations represent a stand-ready obligation, the obligation is time based and the Company has the same obligations to provide access to the system and customer support on a daily basis. Usage does not affect the ability of the customer to access the application or the customer support. For these reasons, revenue is recognized on a straight line basis over the contract period. If billings are front loaded, this will result in a deferral of revenue during the contract period. For recognition purposes, we do not unbundle such services into separate performance obligations as their pattern of transfer does not differ.

The aggregate amount of the transaction price allocated to product and other revenue performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period is $20,497. The Company expects to recognize revenue of $20,497 in fiscal year 2018 related to these unsatisfied (or partially unsatisfied) performance obligations. Revenue related to these performance obligations are not expected to be recognized beyond fiscal year 2018.

Arrangements with Multiple Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers. If the pattern of transfer of control for each obligation does not differ, the Company does not allocate revenue to specific performance obligations.

Deferred Revenues (Contract Liabilities)

The Company records deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable.

Payment terms vary by customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, full or a partial payment of the entire contract is required before the products or services are delivered to the customer.

In the first quarters of 2018 and 2017, we recognized revenue of $73,766 and $51,029 related to our contract liabilities at January 1, 2018 and January 1, 2017, respectively.

Contract Assets

Given the nature of the Company’s services and contracts, it has no contract assets.

Practical Expedients and Exemptions

Contract costs consist primarily of sales commissions, The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less and they are only due and payable upon receipt of payment from the client. These costs are recorded within sales and marketing expenses.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Note 4: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Expenses relating to upgrades and enhancements were capitalized during the three months ended March 31, 2017 in the amount of $84,299. There were no expenses capitalized during the three months ended March 31, 2018.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $253,115 and $301,574 as of March 31, 2018 and December 31, 2017, respectively. Amortization expense incurred during the three months ended March 31, 2018 and 2017 was $48,458 and $45,389, respectively and is included in cost of goods sold in the statements of operations.

Note 5: Intangible Assets

Intangibles consist of the following as of March 31, 2018.

	2018
		Accumulated
	Gross	Amortization	Net Book Value
Website development costs	$70,188	$(70,188)	$-
Media distribution rights	25,000	(22,917)	2,083
Intellectual property	5,000	(4,583)	417
LinkedIn Group	2,500	(2,500)	-
Organization costs	1,377	(1,377)	-
Total intangibles	$104,065	$(101,565)	$2,500

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable.  There were no impairment charges during the three months ended March 31, 2018 and 2017.

Total amortization of intangible assets was $3,750 and $11,917 for the three months ended March 31, 2018 and 2017, respectively.

Note 6: Stock-Based Compensation

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

At March 31, 2018, 1,340,000 stock options were exercisable and $3,087 of total compensation cost related to vested share-based compensation grants had been recognized for the three months ended March 31, 2018. Unrecognized compensation expense from stock options was $2,782 at March 31, 2018, which is expected to be recognized over a weighted-average vesting period of 0.22 years beginning April 1, 2018.

The following table summarizes our stock option activity for the three months ended March 31, 2018:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2017	1,350,000	$0.60	6.07	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2018	1,350,000	$0.60	5.83	-
Exercisable at March 31, 2018	1,340,000	$0.59	5.81	$-

There were no options granted during the three months ended March 31, 2018.

Note 7: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the three months ended March 31, 2018 and 2017, the percentage of sales and the concentrations are:

	2018	2017
Largest client	32%	36%
Second largest client	26%	24%
Third largest client	10%	16%
Next three largest clients	25%	22%
All other clients	7%	2%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 8: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.86% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017. Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date to October 31, 2017. In October 2017, $66,217 was paid to the note holder and the remaining balance of $8,169 was paid in February 2018 fully satisfying the debt. The balance of $8,169 is presented under notes payable on the balance sheet as of December 31, 2017 and there were no fees or penalties incurred by the Company. There was no notes payable balance as of March 31, 2018. We have recorded foreign currency losses of $413 and $1,267 during the three months ended March 31, 2018 and 2017, respectively, related to the revaluation of this note's principal from CAD to USD.

Interest expense was $110 and $2,868 for the three months ended March 31, 2018 and 2017, respectively and consists of interest on our short-term promissory notes, and credit card balances.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. However, we continue to improve our core consulting services revenue and contain costs in order to reduce our net operating losses. We believe that our increased revenues and improved net losses in the year ended December 31, 2017 and the first quarter of 2018 compared to our financial results in the year ended December 31, 2016 and the first quarter of 2017 coupled with our cash balance of $1,490,050 as at March 31, 2018 and our belief that sufficient funding may be available from private placements of equity securities or additional borrowings if needed will enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, research and development costs and impairment of long-lived assets have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the adoption of Topic 606 discussed in Note 3, such policies were unchanged during the three months ended March 31, 2018.

Overview

We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate themselves from their competition. As such, we are engaged in the business of developing and delivering technology-enabled products and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities with the goal of helping them design and deliver better experiences for their customers.

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

Summary of Financial Results

Select financial highlights for the three months ended March 31, 2018:

●	Revenue increased by 106% from $297,291 in the first quarter of 2017 to $613,854 in the first quarter of 2018.
●	Gross profit increased by 101% to $316,439 in the first quarter of 2018 from $157,518 in the first quarter of 2017.
●	Net operating loss was $198,803 in the current quarter, a 20% improvement from our net operating loss of $249,788 for the first quarter of 2017.
●

The Company reported EBITDA(1) of ($149,901) in the first quarter of 2018 compared to ($193,753) in the first quarter of 2017, which represented an 23% improvement in the current quarter from the prior period.

●	The Company had a cash balance of $1,490,050 at March 31, 2018 compared to a cash balance of $1,616,076 at December 31, 2017.

(1) We define EBITDA as the net loss plus interest, tax, depreciation and amortization expenses. We consider EBITDA to be a meaningful supplement to net income (loss) as a performance measure primarily because depreciation and amortization expenses are not actual cash costs, and interest and tax expenses are not related to our direct operating activities. See below for a reconciliation of net income (loss) to EBITDA.

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

Cost of Goods Sold and General and Administrative Expenses

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, client delivery, finance and accounting, and sales and marketing. These expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the United States Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as having our stock listed on the TSX Venture Exchange (the “TSX-V”) in Canada and the OTCQB venture marketplace in the United States.

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

Results of Operations

			Change from	Percent Change
Revenue	2018	2017	Prior Year	from Prior Year
Three Months Ended Mar 31,	$613,854	$297,291	$316,563	106%

Overall the 106% increase in year over year revenue was attributed to a 115% increase in consulting services revenue and a 49% increase in products and other revenue for the three months ended March 31, 2018 compared to same period in the prior year. The increase in consulting services revenue from $258,675 for the three months ended March 31, 2017 to $556,236 for the same period in 2018 was primarily the result of increased revenues from both new clients as well as from existing clients in 2018 compared to 2017, which we believe were mostly the result of our continued marketing efforts related to attracting new clients and from cross-selling different services to our existing clients. The increase in product and other revenue from $38,616 for the three months ended March 31, 2017 to $57,618 for the same period in 2018 was largely attributed to increased reimbursable travel and miscellaneous expenses plus ancillary services we provided in connection with our consulting services.

			Change from	Percent Change
Cost of Goods Sold	2018	2017	Prior Year	from Prior Year
Three Months Ended Mar 31,	$297,415	$139,773	$157,642	113%

Cost of goods sold increased by $157,642 for the three months ended March 31, 2018, compared to the same period in 2017 due primarily to increased resources required to support the increase in consulting services provided during the current period. In the three months ended March 31, 2018, our labor costs increased by $141,469 compared to the same period in the prior year mainly as a result of the Company’s need to contract outside services to assist with delivery of our consulting services in 2018. There was also an increase in reimbursable expenses of $18,892 for the three months ended March 31, 2018 compared to the same period in the prior year, which was related to an increase in travel and miscellaneous expenses associated with the delivery of the increased consulting services in 2018. We also recorded $48,458 in amortization of capitalized software development costs for the three months ended March 31, 2018, compared to $45,389 in costs related to software amortization for the same period in the prior year.

			Change from	Percent Change
Net Operating Income (Loss)	2018	2017	Prior Year	from Prior Year
Three Months Ended Mar 31,	$(198,803)	$(249,788)	$50,985	20%

For the three months ended March 31, 2018 we had a net operating loss of $198,803 compared to a net operating loss of $249,788 for the three months March 31, 2017. During 2018, we focused on growing our consulting services operations through increased business development activities which contributed to a $50,985 reduction in net loss for the three months ended 2018 compared to the same period in the previous year. Similarly, EBITDA improved by $43,852 to a loss of $149,901 for the three months ended March 31, 2018 compared to a loss of $193,753 for the three months ended March 31, 2017.

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

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017

Net Income (Loss)	$(202,716)	$(255,130)
Depreciation and Amortization	(52,705)	(58,509)
Interest expense	(110)	(2,868)
EBITDA	$(149,901)	$(193,753)

			Change from	Percent Change
Salaries and Wages	2018	2017	Prior Year	from Prior Year
Three Months Ended Mar 31,	$218,959	$245,359	$(26,400)	(10.76%	)

Salaries and wages decreased by $26,400 during the three months ended March 31, 2018 compared to the same period in 2017 mostly as a result of a decrease in stock-based compensation expense of approximately $45,200, which was primarily driven by the Company not granting any options to employees in 2018, combined with a $20,500 reduction in staff salaries and a $2,300 reduction in payroll taxes, being partially offset by an increase in officers’ salaries of approximately $41,600 during the first quarter of 2018 compared to the same period in 2017.  From the total officers’ salaries costs incurred during the three months ended March 31, 2017, $19,000 was capitalized.

We did not incur any software development costs for the three months ended March 31, 2018 primarily due to the decision to curtail additional software development halfway through 2017. While there were no costs incurred for the three months ended March 31, 2018, the aggregate cost for independent software designers, developers, programmers and project management professionals was approximately $65,000 for the three months ended March 31, 2017, of which a total of $19,000 was capitalized.

			Change from	Percent Change
Contract Services	2018	2017	Prior Year	from Prior Year
Three Months Ended Mar 31,	$74,065	$9,748	$64,317	659.80%

Contract services expenses increased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to increases in accounting and administrative costs and related to the expenses associated with the additional personnel required to support a higher level of consulting projects during the current quarter.

			Change from	Percent Change
Other General and Administrative	2018	2017	Prior Year	from Prior Year
Three Months Ended Mar 31,	$222,218	$152,199	$70,019	46.00%

Other general and administrative costs increased for the three months ended March 31, 2018 compared to the same period in 2017 primarily due to an increase in sales and marketing expenses of $33,400 as well as an increase in professional fees mostly due to increased accounting fees associated with additional work related to the adoption of new accounting standard ASC 606 in January 2018, an increase in legal fees and other professional fees related to business development activities during the current quarter compared to the same period in 2017. These increases were partially offset by decreases in expenses related to administration, rent and insurance totaling $20,800 in the first quarter of 2018 compared to the same quarter in 2017.

			Change from	Percent Change
Other Income/Expense	2018	2017	Prior Year	from Prior Year
Three Months Ended Mar 31,	$(3,803)	$(2,474)	$(1,329)	(53.72%	)

Other expenses increased for the three months ended March 31, 2018 when compared to the corresponding periods in 2017 primarily due to the net effect of fluctuating unrealized gains and losses associated with the revaluation of a promissory note from Canadian dollars to United States dollars which is now paid in full.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$1,490,050	$1,616,076
Working capital	$1,418,607	$1,584,528

Anticipated Uses of Cash

For the three months ended March 31, 2018 and the year ended December 31, 2017, we were able to finance our operations, including capital expenditures for infrastructure, product development and marketing activities with cash generated through operating activities, and cash on hand. The accompanying financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In 2017 and the first three months of 2018, our primary area of investment was professional staff to support our consulting services and manage our SaaS product business, including client relationship management, product development, staff sales and marketing activities.

We currently anticipate that our uses of cash for the remainder of 2018 will mirror the primary uses of cash during the first quarter of 2018, which included cash paid to professional staff to support our consulting services, professional services and SaaS product delivery business along with our general and administrative support and new business development activities.

We currently plan to fund our expenditures with cash flows generated from ongoing operations and/or if needed, the possibility may exist to raise additional capital through debt financing and/or through sales of common stock. We do not intend to pay dividends in the foreseeable future. Based upon the current level of our pipeline of signed contracts and pipeline of potential new projects plus our current expectations for future periods in light of the current economic environment, we believe that cash flow from operations and available cash will be adequate to finance the capital requirements for our business during the next 12 months.

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

Cash Flow – Three months Ended March 31, 2018 and 2017

Operating Activities. Net cash used in operating activities increased to $117,857 for the three months ended March 31, 2018 compared to $112,177 for the three months ended March 31, 2017, mostly as a result of increased cash provided by a $52,414 reduction in net operating loss, combined with cash provided in connection with a decrease in accounts receivable and an increase in accounts payable during the current quarter compared to the same quarter of 2017, being more than offset by a reduction of non-cash items such as stock compensation expenses and depreciation and amortization in the first quarter of 2018 compared to the same quarter of 2017, combined with cash used in connection with decreased deferred revenue and an increase in other assets.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in 2018 compared to the same period of the prior year. During the three months ended March 31, 2018, DSO was approximately 38 days, up from approximately 31 days during the three months ended March 31, 2017. This increase mainly resulted from a lower accounts receivable balance at the end of the three months ended March 31, 2018 compared to the same period in 2017. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. There was no net cash used in investing activities for the three months ended March 31, 2018 compared to $82,299 in net cash used in investing activities for the same period in 2017. Net cash used in investing activities during the three months ended March 31, 2017 primarily consisted of cash used for capitalized software development costs of $84,299 partially offset by proceeds from the sale of equipment.

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2018 amounted to $8,169 related to the repayment of a $100,000 CAD note during the period. There was no cash provided by, or used in, financing activities for the three months ended March 31, 2017.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of March 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, are not required to provide the associated information under this item.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in order to address the deficiencies in the Company’s internal control over financial reporting, the Company engaged an external firm in the first quarter of 2018 to provide outsourced controller services. This external firm is currently in the process of documenting our internal control process, and is expected to provide guidance to assist the Company in developing sufficient segregation of duties within our accounting functions.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not involved in any legal actions or claims and to our knowledge no such actions or claims are pending.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Annual Report”), which could materially affect our business, results of operations or financial condition.

The risk factors affecting the Company have not materially changed as of March 31, 2018 from those disclosed in the 2017 Annual Report. However, it is important to note that the risks described in our 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on March 31, 2018.

Purchases of Equity Securities

During the three months ended March 31, 2018, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

ITEM 6.	EXHIBITS.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).

3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentation

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May 2018.

MCORPCX, INC.

BY:	/s/Michael Hinshaw
Michael Hinshaw
Chief Executive Officer, Treasurer, Principal Accounting Officer, Secretary and Director

BY:	/s/Gregg Budoi
Gregg Budoi
Chief Financial Officer

EXHBIIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

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