Form 10-Q
period 2018-06-30
McorpCX, Inc.
filed 2018-08-10
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of August 9, 2018.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.
Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,338,291	$1,616,076
Accounts receivable	666,731	274,785
Total current assets	2,005,022	1,890,861
Long term assets:
Property and equipment, net	90,171	86,551
Capitalized software development costs, net	204,657	301,574
Intangible assets, net	-	6,250
Other assets	28,474	27,137
Total assets	$2,328,324	$2,312,373

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$343,698	$218,107
Deferred revenue	27,504	80,057
Notes payable	-	8,169
Total current liabilities	371,202	306,333
Total liabilities	371,202	306,333
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Additional paid-in capital	6,434,865	6,428,997
Accumulated deficit	(4,477,743)	(4,422,957)
Total shareholders' equity	1,957,122	2,006,040
Total liabilities and shareholders' equity	$2,328,324	$2,312,373

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.
Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue, net
Consulting services	$1,238,836	$506,304	$1,795,072	$764,979
Products and other	165,818	96,309	223,436	134,925
Total revenue, net	1,404,654	602,613	2,018,508	899,904
Cost of goods sold
Labor	511,642	119,482	713,081	179,452
Products and other	229,147	120,719	325,123	200,522
Total cost of goods sold	740,789	240,201	1,038,204	379,974
Gross profit	663,865	362,412	980,304	519,930
Expenses
Salaries and wages	213,959	253,081	432,918	498,440
Contract services	40,186	20,962	114,251	30,710
Other general and administrative	264,543	167,019	486,761	319,218
Total expenses	518,688	441,062	1,033,930	848,368

Net operating income (loss)	145,177	(78,650)	(53,626)	(328,438)

Interest expense	(293)	(2,874)	(403)	(5,742)

Other income (expense)	3,046	5,468	(757)	2,994

Income (loss) before income taxes	147,930	(76,056)	(54,786)	(331,186)

Income tax provision	-	-	-	-

Net income (loss)	$147,930	$(76,056)	$(54,786)	$(331,186)

Net income (loss) per share-basic and diluted	$0.01	$(0.00)	$(0.00)	$(0.02)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,786)	$(331,186)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	104,021	115,450
Stock compensation expense	5,868	78,229
Loss on disposal of assets	-	298
Unrealized loss (gain) on foreign currency transactions	-	(5,274)
Changes in operating assets and liabilities:
Accounts receivable	(391,946)	(82,548)
Other assets	(1,337)	606
Accounts payable	125,591	83,401
Other current liabilities	-	1,435
Deferred revenue	(52,553)	83,822

Net cash used in operating activities	(265,142)	(55,767)

INVESTING ACTIVITIES
Equipment purchases	(4,474)	(2,353)
Proceeds from sale of equipment	-	2,000
Capitalized software development costs	-	(93,803)

Net cash used in investing activities	(4,474)	(94,156)

FINANCING ACTIVITIES
Repayment of notes payable	(8,169)	-

Net cash used in financing activities	(8,169)	-

Decrease in cash and cash equivalents	(277,785)	(149,923)

Cash and cash equivalents, beginning of period	1,616,076	1,925,744

Cash and cash equivalents, end of period	$1,338,291	$1,775,821

Supplemental disclosure of cash flow information:
Interest paid	$403	$4,265

The accompanying notes are an integral part of these unaudited financial statements.

MCORPCX, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

The financial statements and related disclosures as of and for the three and six months ended June 30, 2018 and 2017, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The balance sheet as of December 31, 2017 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2017, filed on Form 10-K with the SEC on March 29, 2018.  The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "Company" are to McorpCX, Inc.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2017-09 with no material impact to the financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method. See Note 3 for further details.

In November 2017, the FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update). The ASU amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The amendments were effective upon issuance. The Company has evaluated the impact on revenue recognition and does not expect these amendments to have a material effect on its financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding standard tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2018-02 on its consolidated financial statements.

Note 3. Revenues

Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

On January 1, 2018 we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our statements of operations for the three and six months ended June 30, 2018 as a result of applying Topic 606.

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

Product and other revenue

Product and other revenue primarily originates from the utilization of the Company’s web-hosted Touchpoint Mapping On-Demand application (“Touchpoint Mapping”), which is designed to gather customer satisfaction data, track brand perceptions, and analyze results. Touchpoint Mapping is a SaaS (Software as a Service) subscription-based technology application, which derives revenue from the following sources: nonrefundable setup fees, subscription fees, professional service fees, and consulting fees related to implementation, customization, configuration, training, and other value-added services.  Customer licenses for Touchpoint Mapping are not subject to the licensing guidance in Topic 606 because the customer can’t take possession of the software at any time and the customer would not be able to operate the software on its own or with another third party. Fees charged to customers of Touchpoint Mapping may include implementation, setup, training and license fees for the application. Revenue generated from Touchpoint Mapping (either directly through licensing fees or fees received through support functions) is recognized on a straight-line basis because the Company’s obligations under its contracts concerning Touchpoint Mapping are deemed to be stand-ready obligations due to the fact that the Company is contractually required to provide access to Touchpoint Mapping and customer support on a daily basis. Consequently, usage of Touchpoint Mapping by customers does not affect the ability of customers to access the application or our customer support functions. For these reasons, revenue is recognized on a straight-line basis over the contract period. If billings are front loaded, this will result in a deferral of revenue during the contract period. For recognition purposes, we do not unbundle such services into separate performance obligations as their pattern of transfer does not differ.

The aggregate amount of the fees received from customers that are allocated to product and other revenue performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2018 is $27,504 and included in deferred revenue on the accompanying balance sheets. The Company expects to recognize revenue of $27,504 in the next 12 months related to these unsatisfied (or partially unsatisfied) performance obligations. Revenue related to these performance obligations are not expected to be recognized beyond fiscal year 2018.

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

During the three and six months ended June 30, 2018, we recognized revenue of $6,291 and $80,057, respectively, related to our contract liabilities included in deferred revenue at December 31, 2017. During the three and six months ended June 30, 2017 we recognized revenue of $60,589 and $111,618, respectively, related to our contract liabilities included in deferred revenue at December 31, 2016.

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

Note 4: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Expenses relating to upgrades and enhancements were capitalized during the six months ended June 30, 2017 in the amount of $93,803. There were no expenses capitalized during the six months ended June 30, 2018.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $204,657 and $301,574 as of June 30, 2018 and December 31, 2017, respectively. Amortization expense incurred during the six months ended June 30, 2018 and 2017 was $96,917 and $93,819, respectively and is included in cost of goods sold in the statements of operations.

Note 5: Intangible Assets

Intangibles consist of the following as of June 30, 2018.

	2018
		Accumulated
	Gross	Amortization	Net Book Value
Website development costs	$70,188	$(70,188)	$-
Media distribution rights	25,000	(25,000)	-
Intellectual property	5,000	(5,000)	-
LinkedIn Group	2,500	(2,500)	-
Organization costs	1,377	(1,377)	-
Total intangibles	$104,065	$(104,065)	$-

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable.  There were no impairment charges during the six months ended June 30, 2018 and 2017.

Total amortization of intangible assets was $6,250 and $19,156 for the six months ended June 30, 2018 and 2017, respectively.

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

At June 30, 2018, 1,350,000 stock options were exercisable and $5,868 of total compensation cost related to vested share-based compensation grants had been recognized for the six months ended June 30, 2018. There was no unrecognized compensation expense from stock options at June 30, 2018.

The following table summarizes our stock option activity for the three months ended June 30, 2018:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2017	1,350,000	$0.60	6.07	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2018	1,350,000	$0.60	5.58	-
Exercisable at June 30, 2018	1,350,000	$0.60	5.58	$-

There were no options granted during the six months ended June 30, 2018.

Note 7: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the six months ended June 30, 2018 and 2017, the percentage of sales and the concentrations are:

	2018	2017
Largest client	41%	33%
Second largest client	20%	19%
Third largest client	16%	17%
Next three largest clients	18%	27%
All other clients	5%	4%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 8: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.86% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017. Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date to October 31, 2017. In October 2017, $66,217 was paid to the note holder and the remaining balance of $8,169 was paid in February 2018 fully satisfying the debt. The balance of $8,169 is presented under notes payable on the balance sheet as of December 31, 2017 and there were no fees or penalties incurred by the Company. There was no notes payable balance as of June 30, 2018. We have recorded foreign currency gains of $413 and $4,472 during the six months ended June 30, 2018 and 2017, respectively, related to the revaluation of this note's principal from CAD to USD.

Interest expense was $403 and $5,742 for the six months ended June 30, 2018 and 2017, respectively and consists of interest on our short-term promissory notes, and credit card balances.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. However, we continue to improve our core consulting services revenue and contain costs in order to reduce our net operating losses. We believe that our increased revenues and improved net losses in the year ended December 31, 2017 and the first half of 2018 compared to our financial results in the year ended December 31, 2016 and the first half of 2017 coupled with our cash balance of $1,338,291 at June 30, 2018 and our belief that sufficient funding may be available from private placements of equity securities or additional borrowings if needed will enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 10: Basic and Diluted Net Income / (Loss) per Share

The Company follows FASB ASC 260, “Earnings Per Share”, when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2018 and 2017, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 1,350,000 and 1,475,000 as of June 30, 2018 and 2017, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$147,930	$(76,056)	$(54,786)	$(331,186)
Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158	20,426,158	20,426,158

Net income (loss) per share, basic and diluted	$0.01	$(0.00)	$(0.00)	$(0.02)

Note 11: Related-Party Transactions

During the three months ended June 30, 2018, a company controlled by the Company’s Chief Executive Officer purchased from the Company an internet domain name that was obsolete and not being used in the business nor needed for the go-forward business for $2,000 that is included in other income (expense) on the statements of operations.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the adoption of Topic 606 discussed in Note 3, such policies were unchanged during the six months ended June 30, 2018.

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

The Company is in the process of determining the optimal path forward for our software products based on current market dynamics, the competitive environment and customer feedback. We continue to evaluate various potential strategies with the goal of improving our ability to achieve additional revenue and profit growth for both our software products as well as our consultant services. These possible strategies, which are generally focused on ways to create a more complete slate of customer experience solutions for our clients, include further software or technology development expenditures, pursuit of merger, acquisitions or joint ventures with companies that provide complimentary products and services, software licensing arrangements, and investment in additional infrastructure within our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario.  In addition, we may require financing to pursue these strategies that is beyond our current financial resources.  Accordingly, there is no assurance that we will be able to pursue any strategies that are identified by our board of directors.

We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Summary of Financial Results

Select financial highlights for the three and six months ended June 30, 2018:

●

Revenue increased by 133% from $602,613 during the second quarter of 2017 to $1,404,654 during the second quarter of 2018 and by 124% from $899,904 in the first half of 2017 to $2,018,508 in the first half of 2018.

●

Gross profit increased by 83% from $362,412 in the second quarter of 2017 to $663,865, in the second quarter of 2018 and 89% from $519,930 in the first half of 2017 to $980,304 in the first half of 2018.

●

We recorded net operating income of $145,177 in the second quarter of 2018 compared to a net operating loss of $78,650 during the same quarter of 2017. Net operating loss was $53,626 in the first half of 2018 compared to a net operating loss of $328,438 for the first half of 2017.

●	The Company reported EBITDA(1) of $199,539 and $49,638 in the second quarter and first half of 2018, respectively, compared to ($16,241) and ($209,994) in the second quarter and first half of 2017

●	The Company had a cash balance of $1,338,291 at June 30, 2018 compared to a cash balance of $1,616,076 at December 31, 2017.

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

While our plan of operations is based on enhancing our service revenue by cross-selling our products to clients in complement to our consulting services to establish more recurring SaaS subscription fees, we anticipate that fees for professional and consulting services will remain our most significant revenue source in the foreseeable future. We have not obtained material stand-alone sales commitments for Touchpoint Mapping or McorpCX | Persona, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities. During the second half of 2017, we stopped further development of our software in order to re-assess the product roadmap to better define the future direction of our software platform.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, client delivery, finance and accounting, and sales and marketing. These expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the United States Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as having our stock listed on the TSX Venture Exchange (the “TSX-V”) in Canada and quoted on the OTCQB venture marketplace in the United States.

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

Results of Operations

			Change from	Percent Change
Revenue	2018	2017	Prior Year	from Prior Year
Three Months Ended June 30,	$1,404,654	$602,613	$802,041	133%
Six Months Ended June 30,	$2,018,508	$899,904	$1,118,604	124%

Overall the 133% increase in revenues for three months ended June 30, 2018 compared to the same period in 2017 was attributed to a 145% increase in consulting services revenue and a 72% increase in products and other revenue for the three months ended June 30, 2018 compared to same period in the prior year. The increase in consulting services revenue from $506,304 for the three months ended June 30, 2017 to $1,238,836 for the same period in 2018 was primarily the result of increased revenues from both new clients as well as from existing clients in 2018 compared to 2017, which we believe were mostly the result of our continued marketing efforts related to attracting new clients and from cross-selling different services to our existing clients. The increase in product and other revenue from $96,309 for the three months ended June 30, 2017 to $165,818 for the same period in 2018 was largely attributed to increased recognized revenue for reimbursable travel and miscellaneous expenses plus ancillary services we provided in connection with our consulting services.

Overall the 124% increase in revenue for six months ended June 30, 2018 compared to the same period in 2017 was attributed to a 135% increase in consulting services revenue and a 66% increase in products and other revenue for the six months ended June 30, 2018 compared to same period in the prior year. The increase in consulting services revenue from $764,979 for the six months ended June 30, 2017 to $1,795,072 for the same period in 2018 was primarily the result of increased revenues from both new clients as well as from existing clients in 2018 compared to 2017, which we believe were mostly the result of our continued marketing efforts related to attracting new clients and from cross-selling different services to our existing clients. The increase in product and other revenue from $134,925 for the six months ended June 30, 2017 to $223,436 for the same period in 2018 was largely attributed to increased recognized revenue for reimbursable travel and miscellaneous expenses plus ancillary services we provided in connection with our consulting services.

			Change from	Percent Change
Cost of Goods Sold	2018	2017	Prior Year	from Prior Year
Three Months Ended June 30,	$740,789	$240,201	$500,588	208%
Six Months Ended June 30,	$1,038,204	$379,974	$658,230	173%

Cost of goods sold increased by $500,588 and $658,230 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 due primarily to increased resources required to support the increase in consulting services revenue provided during the current period. In the six months ended June 30, 2018, our labor costs increased by $533,629 compared to the same period in the prior year mainly as a result of the Company’s need to contract outside services to assist with delivery of our consulting services in 2018. There was also an increase in reimbursable expenses of $110,947 for the six months ended June 30, 2018 compared to the same period in the prior year, which was related to an increase in travel and miscellaneous expenses associated with the delivery of the increased consulting services in 2018.

			Change from	Percent Change
Net Operating Income (Loss)	2018	2017	Prior Year	from Prior Year
Three Months Ended June 30,	$145,177	$(78,650)	$223,827	(285%	)
Six Months Ended June 30,	$(53,626)	$(328,438)	$274,812	(84%	)

For the three months ended June 30, 2018 we had a net operating income of $145,177 compared to a net operating loss of $78,650 for the three months June 30, 2017. During 2018, we focused on growing our consulting services operations through increased business development activities which we believe was the primary driver in an 83% increase in gross profit of $301,453 to $663,865 for the three months ended 2018 compared to $362,412 for the same period in the previous year. Similarly, EBITDA improved by $215,780 to a gain of $199,539 for the three months ended June 30, 2018 compared to a loss of $16,241 for the three months ended June 30, 2017.

For the six months ended June 30, 2018 we had a net operating loss of $53,626 compared to a net operating loss of $328,438 for the six months June 30, 2017. During 2018, we focused on growing our consulting services operations through increased business development activities which resulted in an 89% increase in gross profit of $460,374 to $980,304 for the six months ended 2018 compared to $519,930 for the same period in the previous year. Similarly, EBITDA improved by $259,632 to a gain of $49,638 for the six months ended June 30, 2018 compared to a loss of $209,994 for the six months ended June 30, 2017.

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

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net Income (Loss)	$147,930	$(76,056)	$(54,786)	$(331,186)
Depreciation and Amortization	(51,316)	(56,941)	(104,021)	(115,450)
Interest expense	(293)	(2,874)	(403)	(5,742)
EBITDA	$199,539	$(16,241)	$49,638	$(209,994)

			Change from	Percent Change
Salaries and Wages	2018	2017	Prior Year	from Prior Year
Three Months Ended June 30,	$213,959	$253,081	$(39,122)	(15%	)
Six Months Ended June 30,	$432,918	$498,440	$(65,522)	(13%	)

Salaries and wages decreased by $39,122 during the three months ended June 30, 2018 compared to the same period in 2017 mostly as a result of a decrease in stock-based compensation expense of approximately $27,100, which was primarily driven by the Company not granting any options to employees in 2018, combined with a $10,500 reduction in officer salaries and a $1,500 reduction in payroll taxes. From the total officer’s salary costs incurred during the three months ended June 30, 2017, $2,000 was capitalized.

We did not incur any software development costs for the three months ended June 30, 2018 primarily due to the decision to curtail additional software development halfway through 2017.

Salaries and wages decreased by $65,522 during the six months ended June 30, 2018 compared to the same period in 2017 mostly as a result of a decrease in stock-based compensation expense of approximately $72,300, which was primarily driven by the Company not granting any options to employees in 2018, combined with a $20,500 reduction in staff salaries and a $3,900 reduction in payroll taxes, being partially offset by an increase in officers’ salaries of approximately $31,200 during the first half of 2018 compared to the same period in 2017. From the total officer’s salary costs incurred during the six months ended June 30, 2017, $21,000 was capitalized.

We did not incur any software development costs for either the three or six months ended June 30, 2018 primarily due to the decision to curtail additional software development halfway through 2017.

			Change from	Percent Change
Contract Services	2018	2017	Prior Year	from Prior Year
Three Months Ended June 30,	$40,186	$20,962	$19,224	92%
Six Months Ended June 30,	$114,251	$30,710	$83,541	272%

Contract services expenses increased during the three and six months ended June 30, 2018 compared to the same period in 2017 primarily due to increases in accounting and administrative costs and related to the expenses associated with the additional personnel required to support a higher level of consulting projects during the current quarter and first half of 2018.

			Change from	Percent Change
Other General and Administrative	2018	2017	Prior Year	from Prior Year
Three Months Ended June 30,	$264,543	$167,019	$97,524	58%
Six Months Ended June 30,	$486,761	$319,218	$167,543	52%

Other general and administrative costs increased for the three months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in sales and marketing expenses of $42,300 as well as an increase in professional and legal fees of $52,000 mostly due to increased accounting fees associated with additional work related to the adoption of new accounting standard ASC 606 in January 2018 and an increase in legal fees and other professional fees related to business development and corporate governance activities during the current quarter compared to the same period in 2017.

Other general and administrative costs increased for the six months ended June 30, 2018 compared to the same period in 2017 primarily due to an increase in sales and marketing expenses of $84,000 as well as an increase in professional fees and legal fees of $102,000 mostly due to increased accounting fees associated with additional work related to the adoption of new accounting standard ASC 606 in January 2018 and the timing of incurring accounting fees, an increase in legal fees and other professional fees related to business development and corporate governance activities during the current period compared to the same period in 2017. These increases were partially offset by an $18,500 decrease in expenses related to administration and rent in the first half of 2018 compared to the same period in 2017.

			Change from	Percent Change
Other Income/Expense	2018	2017	Prior Year	from Prior Year
Three Months Ended June 30,	$3,046	$5,468	$(2,422)	(44%	)
Six Months Ended June 30,	$(757)	$2,994	$(3,751)	(125%	)

Other income/(expense) decreased for the three and six months ended June 30, 2018 when compared to the corresponding periods in 2017 primarily due to an increase in state use tax expenses.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$1,338,291	$1,616,076
Working capital	$1,633,820	$1,584,528

Anticipated Uses of Cash

For the six months ended June 30, 2018 and the year ended December 31, 2017, we were able to finance our operations, including capital expenditures for product development and marketing activities with cash generated through operating activities, and cash on hand. The accompanying financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In 2017 and the first half of 2018, our primary area of investment was professional staff to support our consulting services and manage our SaaS product business, including client relationship management, product development, staff sales and marketing activities.

We currently anticipate that our uses of cash for the remainder of 2018 will mirror the primary uses of cash during the first half of 2018, which included cash paid to professional staff to support our consulting services, professional services and SaaS product delivery business along with our general and administrative support and new business development activities.

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

We continue to seek ways to expand upon our business and as such, in the future we may make acquisitions of businesses or assets or commitments to additional capital projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources will be required. Depending on the size of a transaction, the capital resources that will be required can be substantial. The necessary resources may be generated from cash flow from operations, cash on hand, borrowing against our assets or the issuance of securities, and there is no assurance these capital resources will be available to us when required.

Cash Flow – Six Months Ended June 30, 2018 and 2017

Operating Activities. Net cash used in operating activities increased to $265,142 for the six months ended June 30, 2018 compared to $55,767 for the six months ended June 30, 2017, mostly as a result of increased cash from a reduction in net operating loss of $276,400 combined with a $42,190 increase in accounts payable during the current period compared to the same period of 2017, being more than offset by a $309,398 increase in accounts receivable, a reduction of the non-cash stock compensation expenses, and  cash used in connection with decreased deferred revenue in the first half of 2018 compared to the first half of 2017.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in 2018 compared to the same period of the prior year. During the six months ended June 30, 2018, DSO was approximately 60 days, up from approximately 23 days during the six months ended June 30, 2017. The increase in DSO was caused by the increase in accounts receivable balance at June 30, 2018 compared to June 30, 2017, which was driven by the 133% and 124% increase in revenue during the three and six months ended June 30, 2018, respectively. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. There was $4,474 net cash used in investing activities for the six months ended June 30, 2018 compared to $94,156 in net cash used in investing activities for the same period in 2017. Net cash used in investing activities in 2017 primarily consisted of cash used for capitalized software development costs of $93,803 partially offset by proceeds from the sale of equipment.

Financing Activities. Net cash used in financing activities for the six months ended June 30, 2018 amounted to $8,169 which related to the repayment of a $100,000 CAD note during the period. There was no cash provided by, or used in, financing activities for the six months ended June 30, 2017.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective, as a result of the material weaknesses identified in connection with our financial statements as of December 31, 2017, as disclosed on our Form 10-K annual report for the year ended December 31, 2017.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in order to address the deficiencies in the Company’s internal control over financial reporting, the Company engaged an external firm in the first quarter of 2018 to provide outsourced controller services. This external firm is currently in the process of documenting our internal control process and is expected to provide guidance to assist the Company in developing sufficient segregation of duties within our accounting functions in order to remediate the identified deficiencies.

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

The risk factors affecting the Company have not materially changed as of June 30, 2018 from those disclosed in the 2017 Annual Report. However, it is important to note that the risks described in our 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the six-month period ended on June 30, 2018.

Purchases of Equity Securities

During the six months ended June 30, 2018, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August 2018.

MCORPCX, INC.

BY:	/s/Michael Hinshaw
Michael Hinshaw
Chief Executive Officer, Treasurer, Principal Accounting Officer, Secretary and Director

BY:	/s/Gregg Budoi
Gregg Budoi
Chief Financial Officer

EXHIBIT INDEX

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