Form 10-Q
period 2018-09-30
McorpCX, Inc.
filed 2018-11-14
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of November 9, 2018.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.

Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,469,921	$1,616,076
Accounts receivable	481,919	274,785
Total current assets	1,951,840	1,890,861
Long term assets:
Property and equipment, net	89,576	86,551
Capitalized software development costs, net	156,199	301,574
Intangible assets, net	-	6,250
Other assets	62,496	27,137
Total assets	$2,260,111	$2,312,373

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$481,691	$218,107
Deferred revenue	68,343	80,057
Other current liabilities	2,150	-
Notes payable	-	8,169
Total current liabilities	552,184	306,333
Total liabilities	552,184	306,333
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Additional paid-in capital	6,439,846	6,428,997
Accumulated deficit	(4,731,919)	(4,422,957)
Total shareholders' equity	1,707,927	2,006,040
Total liabilities and shareholders' equity	$2,260,111	$2,312,373

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue, net
Consulting services	$772,081	$539,562	$2,567,153	$1,304,541
Products and other	161,755	107,874	385,191	242,799
Total revenue, net	933,836	647,436	2,952,344	1,547,340
Cost of goods sold
Labor	407,421	146,030	1,120,502	325,482
Products and other	215,007	120,055	540,130	320,577
Total cost of goods sold	622,428	266,085	1,660,632	646,059
Gross profit	311,408	381,351	1,291,712	901,281
Expenses
Salaries and wages	251,111	214,923	684,029	713,363
Contract services	47,202	4,758	161,453	35,468
Other general and administrative	262,851	166,139	749,612	485,357
Total expenses	561,164	385,820	1,595,094	1,234,188

Net operating loss	(249,756)	(4,469)	(303,382)	(332,907)

Interest expense	(645)	(2,449)	(1,048)	(8,191)

Other expense	(3,775)	(3,777)	(4,532)	(783)

Loss before income taxes	(254,176)	(10,695)	(308,962)	(341,881)

Income tax provision	-	-	-	-

Net loss	$(254,176)	$(10,695)	$(308,962)	$(341,881)

Net loss per share-basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited financial statements.

McorpCX, Inc.

Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(308,962)	$(341,881)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	153,074	169,658
Stock compensation expense	10,849	88,111
Loss on disposal of assets	-	298
Unrealized loss (gain) on foreign currency transactions	-	(2,149)
Changes in operating assets and liabilities:
Accounts receivable	(207,134)	(147,878)
Other assets	(35,359)	(2,854)
Accounts payable	263,584	98,853
Other current liabilities	2,150	2,183
Deferred revenue	(11,714)	(12,282)

Net cash used in operating activities	(133,512)	(147,941)

INVESTING ACTIVITIES
Equipment purchases	(4,474)	(2,353)
Proceeds from sale of equipment	-	2,000
Capitalized software development costs	-	(93,803)

Net cash used in investing activities	(4,474)	(94,156)

FINANCING ACTIVITIES
Repayment of notes payable	(8,169)	-

Net cash used in financing activities	(8,169)	-

Decrease in cash and cash equivalents	(146,155)	(242,097)

Cash and cash equivalents, beginning of period	1,616,076	1,925,744

Cash and cash equivalents, end of period	$1,469,921	$1,683,647

Supplemental disclosure of cash flow information:
Interest paid	$1,048	$5,966

The accompanying notes are an integral part of these unaudited financial statements.

MCORPCX, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Note 1: Organization and Basis of Presentation

McorpCX, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue.

We are a customer experience services company, delivering consulting and technology solutions to customer-centric organizations. We are engaged in the business of delivering consulting and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities. To augment our consultative solutions, we have developed technology products that include on-demand “cloud based” customer experience management software. Our professional and related services include a range of customer experience management services such as research, training, strategy consulting and process optimization.

The financial statements and related disclosures as of and for the three and nine months ended September 30, 2018 and 2017, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The balance sheet as of December 31, 2017 was derived from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These financial statements should be read in conjunction with the financial statements included in our Annual Report for the year ended December 31, 2017, filed on Form 10-K with the SEC on March 29, 2018.  The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year. Unless the context otherwise requires, all references to "McorpCX," "we," "us," "our" or the "Company" are to McorpCX, Inc.

Note 2: Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09,; ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In addition, ASU No. 2017-03 conforms certain paragraphs within the SEC Staff Guidance to the guidance issued in Accounting Standards Update No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The Company is currently evaluating the impact of these amendments on its financial statements.

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

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our statements of operations for the three and nine months ended September 30, 2018 as a result of applying Topic 606.

Revenue Recognition

The Company’s revenue consists primarily of professional and consulting services, as well as reimbursable expenses billed to clients, software-enabled product sales and other revenues. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

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

Product and other revenue

Product and other revenue during 2018 has primarily been derived from reimbursable expenses charged to clients and to a lesser degree from product sales and related revenue.  The product related portion of this revenue originates from the utilization of the Company’s web-hosted Touchpoint Mapping On-Demand application (“Touchpoint Mapping”), which is designed to gather customer satisfaction data, track brand perceptions, and analyze results. Touchpoint Mapping is a SaaS (Software as a Service) subscription-based technology application, which derives revenue from the following sources: nonrefundable setup fees, subscription fees, professional service fees, and consulting fees related to implementation, customization, configuration, training, and other value-added services.  Customer licenses for Touchpoint Mapping are not subject to the licensing guidance in Topic 606 because the customer can’t take possession of the software at any time and the customer would not be able to operate the software on its own or with another third party. Fees charged to customers of Touchpoint Mapping may include implementation, setup, training and license fees for the application. Revenue generated from Touchpoint Mapping (either directly through licensing fees or fees received through support functions) is recognized on a straight-line basis because the Company’s obligations under its contracts concerning Touchpoint Mapping are deemed to be stand-ready obligations due to the fact that the Company is contractually required to provide access to Touchpoint Mapping and customer support on a daily basis. Consequently, usage of Touchpoint Mapping by customers does not affect the ability of customers to access the application or our customer support functions. For these reasons, revenue is recognized on a straight-line basis over the contract period. If billings are front loaded, this will result in a deferral of revenue during the contract period. For recognition purposes, we do not unbundle such services into separate performance obligations as their pattern of transfer does not differ.

The aggregate amount of the fees received from customers that are allocated to product and other revenue performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2018 is $68,343 and included in deferred revenue on the accompanying balance sheet. The Company expects to recognize revenue of $68,343 in the next 12 months related to these unsatisfied (or partially unsatisfied) performance obligations. Revenue related to these performance obligations are not expected to be recognized beyond fiscal year 2018.

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

During the nine months ended September 30, 2018, we recognized revenue of $80,057, related to our contract liabilities included in deferred revenue at December 31, 2017. During the nine months ended September 30, 2017 we recognized revenue of $51,029, related to our contract liabilities included in deferred revenue at December 31, 2016. There was no revenue recognized for the three months ended September 30, 2018 or 2017 related to deferred revenue balances for December 31, 2017 and 2016, respectively.

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

Note 4: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Expenses relating to upgrades and enhancements were capitalized during the nine months ended September 30, 2017 in the amount of $93,803. There were no expenses capitalized during the nine months ended September 30, 2018.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $156,199 and $301,574 as of September 30, 2018 and December 31, 2017, respectively. Amortization expense incurred during the nine months ended September 30, 2018 and 2017 was $145,375 and $142,277, respectively and is included in cost of goods sold in the statements of operations.

Note 5: Intangible Assets

Intangibles consist of the following as of September 30, 2018.

	2018
		Accumulated
	Gross	Amortization	Net Book Value
Website development costs	$70,188	$(70,188)	$-
Media distribution rights	25,000	(25,000)	-
Intellectual property	5,000	(5,000)	-
LinkedIn Group	2,500	(2,500)	-
Organization costs	1,377	(1,377)	-
Total intangibles	$104,065	$(104,065)	$-

Total amortization of intangible assets was $6,250 and $22,906 for the nine months ended September 30, 2018 and 2017, respectively.

Note 6: Stock-Based Compensation

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

At September 30, 2018, 1,350,000 stock options were exercisable and $10,849 of total compensation cost related to share-based compensation grants had been recognized for the nine months ended September 30, 2018. Unrecognized compensation expense from stock options was $116,226 at September 30, 2018, which is expected to be recognized over a weighted-average vesting period of 2.88 years beginning October 1, 2018.

The following table summarizes our stock option activity for the nine months ended September 30, 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2017	1,350,000	$0.60	6.07	-
Granted	700,000	0.23	6.00	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2018	2,050,000	$0.47	6.88	-
Exercisable at September 30, 2018	1,350,000	$0.60	5.32	$-

During the nine months ended September 30, 2018, the Company granted 700,000 options to certain employees of the Company with an incremental vesting schedule over 3 years and a weighted-average grant date fair value of $0.17. Of the total options granted during the period 400,000 have a ten year term and 300,000 have a five year term. The following assumptions were used to calculate weighted average fair values of the options granted in the nine months ended September 30, 2018. There were no options granted during the nine months ended September 30, 2017.

	2018
Expected life (in years)	3.50	-	6.00
Risk-free interest rate			2.79%
Volatility	139.34%	-	162.16%
Dividend yield			-
Weighted average grant date fair value per option granted			$0.17

Note 7: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the nine months ended September 30, 2018 and 2017, the percentage of sales and the concentrations are:

	2018	2017
Largest client	39%	31%
Second largest client	28%	17%
Third largest client	13%	16%
Next three largest clients	15%	23%
All other clients	5%	13%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 8: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.86% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017. Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date to October 31, 2017. In October 2017, $66,217 was paid to the note holder and the remaining balance of $8,169 was paid in February 2018 fully satisfying the debt. The balance of $8,169 is presented under notes payable on the balance sheet as of December 31, 2017 and there were no fees or penalties incurred by the Company. There was no notes payable balance as of September 30, 2018. We have recorded a foreign currency loss of $911 and gain of $1,409 during the nine months ended September 30, 2018 and 2017, respectively, related to the revaluation of this note's principal from CAD to USD.

Interest expense was $1,048 and $8,191 for the nine months ended September 30, 2018 and 2017, respectively and consists of interest on our short-term promissory notes, and credit card balances.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. However, we continue to improve our core consulting services revenue and are seeking ways and have implemented plans to reduce operating cost in order to reduce our net operating losses. We believe that our increased revenues and improved net losses in the year ended December 31, 2017 and the nine months ended September 30, 2018 compared to our financial results for the nine months ended September 30, 2017 coupled with our cash balance of $1,469,921 at September 30, 2018 and our belief that sufficient funding may be available from private placements of equity securities or additional borrowings if needed will enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 10: Basic and Diluted Net Income / (Loss) per Share

The Company follows FASB ASC 260, “Earnings Per Share”, when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2018 and 2017, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were vested options to purchase common stock of 1,350,000 and 1,425,000 as of September 30, 2018 and 2017, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(254,176)	$(10,695)	$(308,962)	$(341,881)
Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158	20,426,158	20,426,158

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.02)

Note 11: Related-Party Transactions

During the nine months ended September 30, 2018, a company controlled by the Company’s former Chief Executive Officer purchased from the Company an internet domain name that was obsolete and not being used in the business nor needed for the go-forward business for $2,000 that is included in other income (expense) on the statements of operations.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the adoption of Topic 606 discussed in Note 3, such policies were unchanged during the nine months ended September 30, 2018.

Overview

We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate themselves from their competition. As such, we are engaged in the business of providing customer experience focused consulting services and where applicable, delivering technology-enabled products and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities with the goal of helping them design and deliver better experiences for their customers.

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

Although management still believes that offering technology enabled consulting services can provide long-term profitability and we intend to continue to explore ways to successfully commercialize our software products, in the short-term, we are focused on expanding our consulting business which we believe may lead to greater revenues for the Company and which could be utilized for cross sale of technology products to our consulting clients. We intend to continue to evaluate our software products to determine the next phase of new product development and potential enhancements to our existing product suite or identify other software products that may be more conducive to supporting our CX consulting expertise.

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

Summary of Financial Results

Select financial highlights for the three and nine months ended September 30, 2018:

●

Total revenue increased by 44% from $647,436 during the third quarter of 2017 to $933,836 during the third quarter of 2018 and by 91% from $1,547,340 in the first nine months of 2017 to $2,952,344 in the first nine months of 2018.

●

We recorded net losses of $254,176 and $308,962 in the third quarter and first nine months of 2018, respectively, compared to net losses of $10,695 and $341,881 for the third quarter and first nine months of 2017.

●

The Company reported EBITDA(1) of ($204,478) and ($154,840) in the third quarter and first nine months of 2018, respectively, compared to $45,962 and ($164,032) in the third quarter and first nine months of 2017.

●	The Company had a cash balance of $1,469,921 at September 30, 2018 compared to a cash balance of $1,616,076 at December 31, 2017.

(1) We define EBITDA as net income (loss) plus interest, tax, depreciation and amortization expenses. We consider EBITDA to be a meaningful supplement to net income (loss) as a performance measure primarily because depreciation and amortization expenses are not actual cash costs, and interest and tax expenses are not related to our direct operating activities. See below for a reconciliation of net income (loss) to EBITDA.

Sources of Revenue

Our revenue consists primarily of professional and consulting services, reimbursable expenses billed to clients, and software-enabled product sales and other revenues. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product and other revenue during 2018 was principally related to revenue from reimbursement of expenses billed to clients and to a lesser degree from productized and software-enabled service sales.

Our current plan of operations is based on enhancing our consulting service revenue to open possible opportunities to cross-sell our third party licensed products to our clients in order to establish more recurring revenue. We anticipate that fees for professional and consulting services will remain our most significant revenue source in the foreseeable future. We have not obtained material stand-alone sales commitments for Touchpoint Mapping or McorpCX | Persona, and do not anticipate being able to do so until we engage the necessary sales and marketing staff to develop and execute product sales opportunities. During the second half of 2017, we stopped further development of our software in order to re-assess the product roadmap to better define the future direction of our software platform.

Cost of Goods Sold and General and Administrative Expenses

Cost of Goods Sold

Cost of goods sold has historically consisted primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients. Costs of goods also includes, but is not limited to, product-related hosting and monitoring costs, the cost of licenses for products embedded in the application, amortization of capitalized software development costs, service support costs, and costs related to account and subscription management.

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

Results of Operations

			Change from	Percent Change
Revenue	2018	2017	Prior Year	from Prior Year
Three Months Ended September 30,	$933,836	$647,436	$286,400	44%
Nine Months Ended September 30,	$2,952,344	$1,547,340	$1,405,004	91%

Overall, the 44% increase in total revenues for the three months ended September 30, 2018 compared to the same period in 2017 was attributed to a 43% increase in consulting services revenue as well as a 50% increase in products and other revenue for the three months ended September 30, 2018 compared to same period in the prior year.  The increase in products and other revenue was primarily the result of an increase in revenue from reimbursable expenses, which was partially offset by a decrease in product revenue. The increase in consulting services revenue from $539,562 for the three months ended September 30, 2017 to $772,081 for the same period in 2018 was primarily the result of increased revenues from both new clients as well as from existing clients in 2018 compared to 2017.  We have continued to improve upon our sales and marketing efforts which allowed us to attract new clients and cross-sell add-on services to our existing clients. Product and other revenue largely consisted of reimbursable expense income of $154,580 and $68,570 and only $7,175 and $39,304 in product revenue for the three months ended September 30, 2018 and 2017, respectively.  As such, the increase in product and other revenue from $107,874 for the three months ended September 30, 2017 to $161,755 for the same period in 2018 was attributed to a $86,010 increase in recognized revenue for reimbursable travel and miscellaneous expenses, which we provided in connection with our consulting services, being partially offset by a $32,129 decrease in product revenue during the current quarter compared to the same quarter in 2017.

Overall, the 91% increase in total revenues for nine months ended September 30, 2018 compared to the same period in 2017 was attributed to a 97% increase in consulting services revenue and a 59% increase in products and other revenue for the nine months ended September 30, 2018 compared to same period in the prior year. The increase in consulting services revenue from $1,304,541 for the nine months ended September 30, 2017 to $2,567,153 for the same period in 2018 was primarily the result of increased revenues from both new clients as well as from existing clients in 2018 compared to 2017.  We have continued to improve our sale and marketing efforts which allowed us to attract new clients and cross-sell add-on services to our existing clients. Product and other revenue largely consisted of reimbursable expense income of $362,979 and $151,973 and only $22,212 and $90,826 in product revenue for the three months ended September 30, 2018 and 2017, respectively.  As such, the increase in product and other revenue from $242,799 for the nine months ended September 30, 2017 to $385,191 for the same period in 2018 was attributed to a $211,006 increase in recognized revenue for reimbursable travel and miscellaneous expenses we provided in connection with our consulting services being partially offset by a $68,613 decrease in product revenue.

			Change from	Percent Change
Cost of Goods Sold	2018	2017	Prior Year	from Prior Year
Three Months Ended September 30,	$622,428	$266,085	$356,343	134%
Nine Months Ended September 30,	$1,660,632	$646,059	$1,014,573	157%

Cost of goods sold increased by $356,343 and $1,014,573 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 due primarily to increased resources required to support the increase in consulting services revenue provided during the three- and nine-month periods respectively. In the three and nine months ended September 30, 2018, our labor costs increased by $261,391 and $795,020 compared to the respective periods in the prior year mainly as a result of the Company’s need to contract outside services to assist with delivery of our consulting services in 2018. There was also an increase in reimbursable expenses of $91,919 and $202,866 for the three- and nine-month periods ended September 30, 2018 respectively compared to the same periods in the prior year, which was related to an increase in travel and miscellaneous expenses associated with the delivery of the increased consulting services in 2018.  The remaining increase was due to increases in other non-reimbursable expenses.

			Change from	Percent Change
Net Operating Income (Loss)	2018	2017	Prior Year	from Prior Year
Three Months Ended September 30,	$(249,756)	$(4,469)	$(245,287)	5,489%
Nine Months Ended September 30,	$(303,382)	$(332,907)	$29,525	9%

For the three months ended September 30, 2018, we had a net operating loss of $249,756 compared to a net operating loss of $4,469 for the three months September 30, 2017. The increase in net operating loss in the current quarter was primarily a result of increased labor costs combined with increased operating expenses, which more than offset increased total revenues in the third quarter of 2018 compared to the same quarter in 2017.  During the third quarter of 2018, we increased our revenues compared to the prior year period mostly as a result of certain large projects having very short sales cycles, coupled with the completion of some uniquely complex projects.  To ensure that we could complete these projects, we were required to utilize some short-term, higher expense third-party resources which increased our labor costs and therefore reduced our profitability.  This increased cost of resources was the primary driver of the 18% decrease in gross profit in the three months ended September 30, 2018 compared to the same period in the previous year. This reduction in gross profit margin coupled with higher administrative expenses also resulted in a net loss of $254,176 in the third quarter of 2018 compared to a net loss of $10,695 in the same quarter of 2017, as well as a decrease in EBITDA by $250,440 to a loss of $204,478 for the three months ended September 30, 2018 compared to a gain of $45,962 for the three months ended September 30, 2017.

For the nine months ended September 30, 2018 we had a net operating loss of $303,382 compared to a net operating loss of $332,907 for the nine months September 30, 2017. The decrease in net operating loss for the current period compared to the same period in 2017 was primarily a result of increased total revenues in the first nine months of 2018 compared to the same period in 2017 being partially offset by increased labor costs combined with increased operating expenses in the current year period compared to the prior year period. During 2018, we focused on growing our consulting services operations through increased business development activities which resulted in a 43% increase in gross profit for the nine months ended 2018 compared to the same period in the previous year. Net loss decreased to $308,962 in the first nine months of 2018 compared to a net loss of $341,881 in the same period of 2017, while EBITDA improved slightly by $9,192 to a loss of $154,840 for the nine months ended September 30, 2018 compared to a loss of $164,032 for the nine months ended September 30, 2017.

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

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net Income (Loss)	$(254,176)	$(10,695)	$(308,962)	$(341,881)
Depreciation and Amortization	(49,053)	(54,208)	(153,074)	(169,658)
Interest expense	(645)	(2,449)	(1,048)	(8,191)

EBITDA	$(204,478)	$45,962	$(154,840)	$(164,032)

			Change from	Percent Change
Salaries and Wages	2018	2017	Prior Year	from Prior Year
Three Months Ended September 30,	$251,111	$214,923	$36,188	17%
Nine Months Ended September 30,	$684,029	$713,363	$(29,334)	(4%)

Salaries and wages increased by $36,188 during the three months ended September 30, 2018 compared to the same period in 2017 mostly as a result of an increase in salaries of $19,300, an increase of $6,200 in payroll taxes, and an increase of $15,600 in commissions offset partially by a $4,900 reduction in stock-based compensation expense primarily related to certain options forfeited late in 2017.

Salaries and wages decreased by $29,334 during the nine months ended September 30, 2018 compared to the same period in 2017 mostly as a result of a decrease in stock-based compensation expense of approximately $77,300, which was primarily driven by the Company not granting options to employees until later in 2018 as well as a number of options forfeited in late 2017. Stock compensation expense was $10,849 and $88,111 for the nine months ended September 30, 2018 and 2017, respectively. These decreases are partially offset with an increase of $29,900 in salaries and a $2,400 increase in payroll taxes as well as an increase in commissions of $15,600 during the first nine months of 2018 compared to the same period in 2017. From the total officer’s salary costs incurred during the nine months ended September 30, 2017, $21,000 was capitalized.

We did not incur any software development costs for either the three or nine months ended September 30, 2018 primarily due to the decision to curtail additional software development halfway through 2017.

			Change from	Percent Change
Contract Services	2018	2017	Prior Year	from Prior Year
Three Months Ended September 30,	$47,202	$4,758	$42,444	892%
Nine Months Ended September 30,	$161,453	$35,468	$125,985	355%

Contract services expenses increased during the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to increased accounting and administrative costs as well as other expenses associated with the additional personnel required to support increased consulting projects and from the contractor fees related to our Chief Financial Officer during the current quarter and first nine months of 2018 compared to the same periods in 2017.

			Change from	Percent Change
Other General and Administrative	2018	2017	Prior Year	from Prior Year
Three Months Ended September 30,	$262,851	$166,139	$96,712	58%
Nine Months Ended September 30,	$749,612	$485,357	$264,255	54%

Other general and administrative costs increased for the three months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in sales and marketing expenses of $50,400 as well as an increase in professional and legal fees of $42,100 mostly due to increased accounting fees, legal fees, and other professional fees related to business development and corporate governance activities during the current quarter compared to the same period in 2017.

Other general and administrative costs increased for the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to an increase in sales and marketing expenses of $134,400 as well as an increase in professional fees and legal fees of $143,700 mostly due to increased accounting fees associated with additional work related to the adoption of new accounting standard ASC 606 in January 2018, the year-over-year timing of incurring accounting fees, as well as an increase in legal fees and other professional fees related to business development and corporate governance activities during the current period compared to the same period in 2017. Computer and software expenses also increased by $18,200 compared to the same period in 2017.  These increases were partially offset by a $38,300 decrease in expenses related to administration, rent and utilities in the first nine months of 2018 compared to the same period in 2017.

			Change from	Percent Change
Other Income/Expense	2018	2017	Prior Year	from Prior Year
Three Months Ended September 30,	$(3,775)	$(3,777)	$2	(0%)
Nine Months Ended September 30,	$(4,532)	$(783)	$(3,749)	(479%)

Other income (expense) increased for the nine months ended September 30, 2018 when compared to the corresponding period in 2017 primarily due to an increase in state use tax expenses.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$1,469,921	$1,616,076
Working capital	$1,399,656	$1,584,528

Anticipated Uses of Cash

For the nine months ended September 30, 2018 and the year ended December 31, 2017, we were able to finance our operations, including capital expenditures for product development and marketing activities with cash generated through operating activities, and cash on hand. The accompanying financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In 2017 our primary area of investment was professional staff to support our consulting services, including client relationship management, software development costs during the first half of 2017 and staff for administration, sales and marketing activities.

During the first nine months of 2018, our primary uses of cash included cash paid to professional staff to support our consulting services, professional services along with our general and administrative support and new business development activities. It is currently anticipated that our primary uses of cash for the remainder of 2018 will closely mirror our uses of cash during the first nine months of 2018.

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

We continue to seek ways to expand upon our business and as such, in the future we may make acquisitions of businesses or assets or commitments to additional capital projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources may be required. Depending on the size of a transaction, the capital resources that may be required can be substantial. The necessary resources may be generated from cash flow from operations, cash on hand, borrowing against our assets or the issuance of securities, and there is no assurance these capital resources will be available to us when required.

Cash Flow – Nine months Ended September 30, 2018 and 2017

Operating Activities. Net cash used in operating activities decreased to $133,512 for the nine months ended September 30, 2018 compared to $147,941 for the nine months ended September 30, 2017, mostly as a result of increased cash from a reduction in net loss of $32,919 combined with a $164,731 increase in accounts payable during the current period compared to the same period of 2017, being partially offset by a $91,761 increase in accounts receivable and other assets as well as a reduction of the non-cash stock compensation expenses by $77,262, in the first nine months of 2018 compared to the first nine months of 2017.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in the first nine months of 2018 compared to the same period of the prior year. During the nine months ended September 30, 2018, DSO was approximately 45 days, up from approximately 31 days during the nine months ended September 30, 2017. The increase in DSO was mostly attributed to the timing of collections from clients which increased our accounts receivable balance at September 30, 2018 compared to September 30, 2017. In addition to the increased DSO, our accounts receivable increased largely due to the 44% and 91% increase in revenue during the three and nine months ended September 30, 2018, respectively. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. There was $4,474 net cash used in investing activities for the nine months ended September 30, 2018 compared to $94,156 in net cash used in investing activities for the same period in 2017. Net cash used in investing activities in 2017 primarily consisted of cash used for capitalized software development costs of $93,803 partially offset by proceeds from the sale of equipment.

Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2018 amounted to $8,169 which related to the repayment of a $100,000 CAD note during the period. There was no cash provided by, or used in, financing activities for the nine months ended September 30, 2017.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in order to address the deficiencies in the Company’s internal control over financial reporting, the Company engaged an external firm during 2018 to provide outsourced controller services and segregation of certain duties within the accounting function.

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

The risk factors affecting the Company have not materially changed as of September 30, 2018 from those disclosed in the 2017 Annual Report. However, it is important to note that the risks described in our 2017 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the nine-month period ended on September 30, 2018.

Purchases of Equity Securities

During the nine months ended September 30, 2018, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November 2018.

MCORPCX, INC.

BY:	/s/Gregg Budoi
Gregg Budoi
Chief Executive Officer

BY:	/s/Tricia Tomko
Tricia Tomko
Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

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