Form 10-K
period 2018-12-31
McorpCX, Inc.
filed 2019-04-01
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54918

MCORPCX, INC.

(Exact name of registrant as specified in its charter)

California	26-0030631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   YES [   ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X] NO [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES [ X ] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2018 the last business day of the registrant’s most recently completed fiscal quarter, based on the closing price of the registrant’s common stock on the OTCQB on such date, was approximately $1,055,677

At March 28, 2019, 20,426,158 shares of the registrant’s common stock were outstanding.

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

We are a customer experience services company focused on delivering consulting and analytic solutions to customer-centric organizations. We are engaged in the business of delivering consulting and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities. To augment our consultative solutions, we have developed technology products that include on-demand “cloud based” customer experience management software. Our professional and related services include a range of customer experience management services such as research, training, strategy consulting and process optimization.

On August 16, 2018, the Company entered into a contribution agreement with its wholly owned subsidiary McorpCX, LLC, (“McorpCX LLC”) pursuant to which the Company transferred to McorpCX LLC all of the Company’s assets and liabilities related to the Company’s customer experience consulting business, excluding the underlying technology and databases related thereto which remained with the Company. In connection with this internal reorganization, Michael Hinshaw, resigned as the Company’s President and Chief Executive and was appointed President of McorpCX LLC in order to be able to focus the majority of his time and energies towards building the Company’s consulting business, which is now operated through McorpCX LLC. Mr. Hinshaw remains a director and chairman of McorpCX, Inc.

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

Products and Services

Our primary revenue source comes from consulting and professional services including research, training, strategy consulting and process optimization. To augment our consultative solutions, we have developed technology products that support customer insight and understanding for our consulting clients. Together, our services and products are designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We serve a wide variety of industries and customer sizes.

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

Software

We have developed two SaaS-based software solutions, Touchpoint Mapping On Demand, referred to as “Touchpoint Mapping” and McorpCX | Persona, which are each designed to be delivered through a cloud-based platform. The Touchpoint Mapping platform can provide access to survey deployment, the ability to manage customer data, and access to customer-driven business intelligence (BI) by displaying data in a series of online dashboards. The McorpCX | Persona platform is intended to provide the ability to create, manage, access and share customer persona, with the intention of helping to digitize and automate the persona development process. In addition, we utilize licensed third party software with many of our clients to provide analytics and execute our client engagements. During the second half of 2017, we stopped further development of our software products in order to re-assess the product roadmap to better define the future direction of our software platform, and in 2018 we suspended future sales of both Touchpoint Mapping and McorpCX | Persona until we further assess our current platform and the commercial viability of our products in their current state.

Our Strategy

Since our founding, we have been focused on customer experience improvement. The methodologies we have developed and deliver as a professional services firm have formed the foundation for our CX consulting, advisory and analytic expertise. Over the past 12 months, we have placed more marketing and sales efforts toward growing our consulting advisory services in order to increase our client base and create more recurring revenue from our existing client base. We believe that the CX consulting services business can be a platform for sustainable growth and will comprise most of our revenue in the near-term future. Whilst the focus remains on growing our CX consultative services, we are seeking to improve upon our software platform and/or procure new technologies to augment our consulting services.

We used our CX consulting experience to create the foundation for a cloud-based software platform. Though we released the first version of Touchpoint Mapping in 2013 and released the first version of McorpCX | Persona in 2016, there are many potential unforeseen and significant market and competitive risks associated with the market penetration of our software products and related services, and we cannot predict the timing or probability of generating material sales revenue from them.

As of the date of this report, we have yet to engage the necessary development and client support or sales staff required to identify, develop, and close material product sales opportunities which we believe is required to achieve our product sales and revenue growth objectives. In addition, we believe that our current software capabilities are more limited in scope than our desired final software platform and as such, we will require significant further software development expenditures. Consequently, revenues from our consulting services provided to our clients continued to represent a majority of our revenue in 2018 and management believes that consulting services will remain our most significant revenue source for the foreseeable future.

The Company is in the process of determining the optimal path forward for our software products based on current market dynamics, the competitive environment and customer feedback. We continue to evaluate various potential strategies with the goal of improving our ability to achieve additional revenue and profit growth for both our software products as well as our consulting and professional services. These possible strategies, which are generally focused on ways to create a more complete slate of customer experience solutions for our clients, may include further software or technology development expenditures, pursuit of merger, acquisitions or joint ventures with companies that provide complimentary products and services, software licensing arrangements, and investment in additional infrastructure within our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario.  In addition, we may require financing to pursue these strategies that is beyond our current financial resources.  Accordingly, there is no assurance that we will be able to pursue any strategies that are identified by our board of director.

Competition

The market for customer experience management solutions is highly competitive and increasingly fragmented. It is subject to rapidly changing technology, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing and sales activities of other industry participants.

Multiple competitors exist in the overlapping areas of on-demand and traditional marketing research, customer relationship management (CRM), Enterprise Feedback Management (EFM), Customer Journey Management and analytics and Digital Experience Management (DXM) software, services, management consulting and customer experience management consulting. For example, many CRM software companies include customer experience-specific insights as adjunct capabilities to their existing platforms, and others have rebranded their existing CRM software or customer satisfaction research software as customer experience software, which has the potential to create unforeseen competitive barriers and market confusion.

Many of our current and potential competitors have a significantly larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support and other resources than we have. As a result, many of our competitors are able to respond more quickly than we can to new or changing opportunities and technologies, and may devote greater resources to the marketing, promotion and sale of their products than we can.

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

We believe it is highly likely that existing and new competitors will rapidly acquire significant market share, which would negatively impact our ability to effectively market, compete and sell our products and services into the markets in which such competitors operate.

Dependence on Major Customers

The Company sells its products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the twelve months ended December 31, 2018 and 2017, the percentage of the Company’s total sales to its largest customer was 35% and 28%, respectively, while sales to the Company’s second largest customer accounted for 29% and 20%, respectively of the Company’s total sales over those same time periods. See “Note 8 Concentrations” in the Notes to Consolidated Financial Statements in this report.

Research and Development

Software as a Service (SaaS) technology research and development costs incurred during the preliminary project stage are expensed as incurred and capitalization of such costs begins when technological feasibility is established. Capitalized software development costs, net of amortization, were $108,968 and $301,574 as of December 31, 2018 and 2017, respectively. Software development costs decreased for the year ended December 31, 2018 compared to 2017 primarily due to our continued focus on growing our consulting services, with minimal resources devoted towards marketing and sales of our existing product suite, the evaluation of new product development opportunities and/or enhancements to our existing product suite. During the year ended December 31, 2017 the capitalized portion of costs related to salaries and wages of employees totaled $21,175, while the aggregate cost for independent software designers, developers, programmers and project management professionals was $72,628. During the year ended December 31, 2018 there were no capitalized costs related to salaries and wages or independent professionals.

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

As of December 31, 2018, we own four issued U.S. trademarks. The issued U.S. trademarks that we own are expected to expire between August 2020 and February 2027. Our trademarks include Touchpoint Mapping, MCORP, Loyalty Mapping and Touchpoint Metrics.

Our applications use a combination of “open source” software and technology we license from third parties. Open source software is made available to the general public in source code form for use, modification and redistribution on an “as-is” basis under the terms of a non-negotiable license. Though the third-party technology we rely upon may not continue to be available to us on commercially reasonable terms, we believe that alternative technology would likely be available to us in such circumstances.

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

Employees

At the end of 2018 we had five full-time employees and thirty-five independent contractors. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. We intend to hire more employees and independent contractors on an as-needed basis.

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

During the years ended December 31, 2018 and 2017, we incurred net operating losses of approximately $0.4 million. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to retain and expand our existing customer base and our ability to increase our revenues through the sale of our services and products.

There are many potential unforeseen and significant market and competitive risks associated our current products and services. Although we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, we cannot predict the timing or probability of generating material sales revenue from either of them. As of the date of this report, we have yet to engage the necessary sales and marketing staff or the capabilities required to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives. In addition, we believe that our current software capabilities are more limited in scope than our desired final software platform and as such, we will require further software development expenditures to complete the platform and there are no assurances that we will have the financial resources to enable us to finalize the development in the near term. Further, during the second half of 2017, we stopped further development of our software products in order to re-assess the product roadmap to better define the future direction of our software platform, and in 2018 we suspended future sales of both Touchpoint Mapping and McorpCX | Persona until we further assess the platform and the commercial viability of our software products  in their current state. We can give no assurance that we will resume development or sales of either of our software products. Our consulting services business is project based, and as such there is no guarantee that past or current success in this area will lead to future revenue. It is our expectation that numerous unforeseen challenges will be encountered as we work to develop, market, distribute and sell our services and products. We cannot assure you that that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Our ability to achieve our objectives will stem in large part from our ability to successfully commercialize our software products, the licensing and adoption of our systems and methodologies, the development of direct and indirect sales and distribution channels through which we can distribute our products and services, and/or the definition and execution of other strategic plans. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses required to achieve our objectives and not generating revenues sufficient to generate profits. We cannot guarantee that we will be successful in generating sufficient revenues in the future. Failure to generate profits from operations may cause our business to fail.

We are dependent on Michael Hinshaw, the President of McorpCX LLC and the Chairman of our Board of Directors to guide our operations and we may be faced with interruptions and challenges to continuing our business if we were to lose the services of Mr. Hinshaw.

Our continuing operations depend on the efforts, abilities and resources of Michael Hinshaw, the President of McorpCX LLC. Mr. Hinshaw plays an integral role in among other things:

●	acquiring new clients for our consulting services;

●	managing the relationships with our current clients and overseeing the consulting and product services provided to such clients; and

●	providing thought leadership content for the Company and its clients.

Since there is currently no other employee of the Company who has both the ability and the resources to perform the services to the Company that Mr. Hinshaw is currently performing, if we lose the services of Mr. Hinshaw, we may have to cease operations.

If we do not attract new customers, we will not make a profit, which ultimately will result in a cessation of operations.

Our ability to maintain operations is predicated upon being retained to provide technology enabled products and services that improve customer experience management capabilities for corporations. As of December 31, 2018, we had approximately 10 customers active and 14 customers total for the year ended December 31, 2018. If we are unable to attract and maintain an adequate customer base to generate revenues, we will have to suspend or cease operations.

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

The market for our products and services is evolving rapidly

We are engaged in a new and rapidly evolving business, and consequently we may experience rapid shifts in demands for our products and services. These changes in demand may result from a number of factors, including, without limitation, changes in the perceived benefits of or need for our services and the introduction of technology-based solutions that supplant the need for professional consulting-based services. These changes in demand may adversely impact on our ability to earn revenues and achieve profitability.

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

For the year ended December 31, 2018, the Company had a net loss of $411,216.  In addition, the Company had a net loss of $411,073 for the year ended December 31, 2017. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common shares.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Because we have only five officers and four directors who are responsible for our managerial and organizational structure, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only five officers and four directors. These persons are responsible for our managerial and organizational structure, which include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. As such, they are responsible for the administration of the Company’s internal controls. Should they not properly administer the Company’s internal controls, we may be subject to sanctions and fines by the SEC.

Primarily due to these limited resources, our management has in the past concluded that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles. Management had previously determined that this was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. Although as of December 31, 2018, our management has concluded that the Company’s internal controls and procedures were effective, given the Company’s limited internal resources there can be no assurances that at some point in the future it will be determined that the Company’s internal controls will no longer be effective, which could limit investment in the Company’s securities and expose the Company to SEC fines or administrative sanctions.

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

A small number of our shareholders could significantly influence our business.

There are a few significant shareholders of our common stock who own a substantial percentage of the outstanding shares of our common stock. These few significant shareholders, either individually or acting together, may be able to exercise significant influence over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of the Company or our assets. This concentration of ownership may make it more difficult for other shareholders to effect substantial changes in the Company, may have the effect of delaying, preventing or expediting, as the case may be, a change in control of the Company and may adversely affect the market price of our common stock. Further, the possibility that one or more of these significant shareholders may sell all or a large portion of their common stock in a short period of time could adversely affect the trading price of our common stock. Also, the interests of these few shareholders may not be in the best interests of all shareholders.

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

In 2007, we completed the purchase of an undeveloped tract of real property located in the unincorporated area of Blue Lakes, County of Lake, California. The real property contains five acres of land. It has no fixtures or improvements located thereon. The purchase price was $85,000 and it is carried on our books for this amount and is included in the long-term assets classification of our balance sheet as “Property and equipment, net.” The real property is not used by us for our operations. It is currently unencumbered, unoccupied, remains undeveloped and unimproved.

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

Our common stock is traded in the United States on the OTCQB, operated by the OTC Markets Group. Our symbol is “MCCX.” Additionally, on February 2, 2016, the Company’s shares of common stock became listed for trading on the TSX Venture Exchange in Canada under the symbol “MCX”. On March 28, 2019 the closing price of our common stock was $0.10 on the OTCQB.

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

Fiscal Year – 2018	High Bid	Low Bid

Fourth Quarter: 10/01/18 to 12/31/18	$0.19	$0.07
Third Quarter: 07/01/18 to 09/30/18	$0.30	$0.13
Second Quarter: 04/01/18 to 06/30/18	$0.23	$0.11
First Quarter: 01/01/18 to 03/31/18	$0.31	$0.20

Fiscal Year – 2017	High Bid	Low Bid

Fourth Quarter: 10/01/17 to 12/31/17	$0.31	$0.31
Third Quarter: 07/01/17 to 09/30/17	$0.31	$0.31
Second Quarter: 04/01/17 to 06/30/17	$0.31	$0.31
First Quarter: 01/01/17 to 03/31/17	$0.88	$0.31

Holders

There are 44 holders of record for our common stock as of March 28, 2019 and there are a total of 20,426,158 shares of common stock outstanding as of such date. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2018 with respect to compensation plans under which shares of our common stock may be issued.

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
[1]
Equity compensation plans approved by security holders	2,040,000	$0.47	2,616
Equity compensation plans not approved by securities holders	None	None	None

Total	2,040,000	$0.47	2,616

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

During the three months ended December 31, 2018, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

Overview

We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We believe that delivering better customer experiences is a powerful, sustainable way for any organization to differentiate themselves from their competition. As such, we are engaged in the business of providing customer experience focused consulting services and where applicable, delivering technology-enabled services that are designed to help corporations improve their customer listening and customer experience management capabilities with the goal of helping them design and deliver better experiences for their customers.

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

We have developed on-demand “cloud based” customer experience management software such as Touchpoint Mapping® On-Demand (also marketed as McorpCX | Insights), referred to as “Touchpoint Mapping”, and McorpCX | Persona.

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

There are many potential unforeseen and significant market and competitive risks associated our current products and services. Though we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, neither product has generated significant sales revenue to date, and we cannot predict the timing or probability of generating material sales revenue from either of them. Additionally, as of the date of this report, we have yet to engage the necessary development and client support or sales staff required to identify, develop, and close material product sales opportunities which we believe is required to achieve our product sales and revenue growth objectives, and we believe that our current software capabilities are more limited in scope than our desired final software platform and as such, we will require significant further software development expenditures, which at this time the Company is not prepared to make. Consequently, in 2018 we suspended actively selling Touchpoint Mapping and McorpCX | Persona until we more fully assess the roadmap to make these products more marketable to clients. As a result, revenues from our consulting services provided to our clients represented a majority of our revenue in 2018 and management believes that consulting services will remain our most significant revenue source for the foreseeable future.

Although management still believes that offering technology enabled consulting services can provide long-term profitability and we intend to continue to explore ways to successfully commercialize our software products, in both the short-term and mid-tem, we are focused on expanding our consulting business which we believe may lead to greater revenues for the Company and which could be utilized for cross sale of technology products to our consulting clients. We intend to continue to evaluate our software products to determine the next phase of new product development and potential enhancements to our existing product suite or to identify other software products that may be more conducive to supporting our CX consulting expertise.

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

We anticipate that fees for professional and consulting services will remain our most significant revenue source in the foreseeable future. We have not obtained material stand-alone sales commitments for Touchpoint Mapping® On-Demand or McorpCX | Persona, and do not anticipate being able to do so until we engage the necessary development, product support to sales and marketing staff to further develop the software and execute product sales opportunities. During the second half of 2017, we stopped further development of our software in order to re-assess the product roadmap to better define the future direction of our software platform.

Subscription agreements for our software solutions have been offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which have included related setup, upgrades, hosting and support. Professional services have included consulting fees related to implementation, customization, configuration, training and other services.

When we were actively selling the products, we found that the implementation stage of on-demand software and software-enabled services engagements had an average time it took our clients from placing an order to live deployment of our products was between 30 and 45 days. We typically invoiced clients upon inception of subscription agreements for setup and total subscription fees contracted over the term of the agreements, with payment due within 30 days. We then recognized the subscription fee revenue straight-line over the life of the agreement with any associated professional services or separate set-up fee revenue recognized on a percent of project completion basis.

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

Operating Expenses

Cost of Goods Sold

Cost of goods sold has historically consisted primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients. Costs of goods also includes, but is not limited to, product-related hosting and monitoring costs, the cost of licenses for products embedded in the application, amortization of capitalized software development costs, service support costs, and costs related to account and subscription management, as applicable.

Should our client base grow, we intend to continue to invest additional resources in our hosting, technical support and professional services capabilities, as well as our utilization of third-party licensed software.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, client delivery, finance and accounting, and sales and marketing. These expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our consolidated financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as having our stock listed on the TSX Venture Exchange in Canada and quoted on the OTCQB venture marketplace in the United States.

Sales and marketing expenses are currently reflected in salaries and wages, commissions, contract labor, sales, marketing and promotion, and other related overhead expense categories. Since we currently recognize revenue over the term of the consulting and professional services engagements or any software subscriptions, we expect to experience a delay between increases in selling and marketing expenses and the recognition of revenue. We expect to continue to incur significant sales and marketing expenses in both absolute dollars and as a percentage of expenses as we seek to increase the level of our sales and marketing activities. We expect that total general and administrative expenses will increase as we continue to add resources in connection with the growth of our business.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis.

Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the assumptions and estimates associated with revenue recognition, income taxes, stock-based compensation, research and development costs and impairment of long-lived assets have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

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

The consulting services are contracted under master terms and conditions with SOW defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognizes revenue based upon a percentage of completion of each SOW during each project, which are typically 60-180 days in duration. In addition, we typically incur travel other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis.

Contract costs, such as commissions, are typically incurred contemporaneously with the pattern of revenue recognition and, as such, are expensed as incurred. See Note 3 Revenue Recognition for further information.

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

Research and Development Costs

Costs previously incurred to develop Software as a Service (SaaS) products and technology enabled services consisted of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devoted time to the project. Research and development costs incurred during the preliminary project stage were expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Amortization of software development costs commences when the product is available for general release to customers. The capitalized costs are amortized on a straight line basis over the three year expected useful life of the software.

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

Results of Operations

	Year Ended		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Revenue	$3,987,199	$2,514,014	$1,473,185	59%

Overall, the 59% increase in year over year revenue was attributed to a 59% increase in consulting services revenue and a 58% increase in products and other revenue in 2018 compared to the prior year. The increase in consulting services revenue from $2,235,007 in 2017 to $3,545,199 in 2018 was primarily the result of increased revenues from both new clients as well as from existing clients in 2018 compared to 2017.  We continued to focus on sales and marketing efforts for consulting services in 2018 which we believe allowed us to attract new clients and cross-sell add-on services to our existing clients during the year. Product and other revenue largely consisted of reimbursable expense income of $412,612 and $221,489 and only $29,388 and $57,518 in product revenue for the years ended December 31, 2018 and 2017, respectively.  As such, the increase in product and other revenue from $279,007 for the year ended December 31, 2017 to $442,000 for 2018 was mainly attributed to a $191,123 increase in recognized revenue for reimbursable travel and miscellaneous expenses we provided in connection with our consulting services being partially offset by a $28,130 decrease in product revenue.

	Year Ended		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Cost of Goods Sold	$2,164,240	$1,120,306	$1,043,934	93%

Cost of goods sold increased by $1,043,934, for the year ended December 31, 2018, compared to 2017 due primarily to increased resources required to support the increase in consulting services revenue provided during the current year. In 2018, our labor costs increased by $826,732 compared to the prior year mainly as a result of the Company’s need to contract outside services to assist with delivery of our consulting services in 2018. As revenues from our consulting services increased during 2018, we required additional resources to execute upon the greater number of projects during the year and some of these resources came at increased rates which increased our variable cost per project. There was also an increase in reimbursable expenses of $179,132 for the year ended December 31, 2018 compared to the prior year, which was related to an increase in project expenses associated with the delivery of the increased consulting services in 2018.  The remaining increase was due to increases in other non-reimbursable expenses.

	Year Ended		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Net Operating Income (Loss)	$(404,215)	$(389,457)	$(14,758)	4%

For the year ended December 31, 2018 we had a net operating loss of $404,215 compared to a net operating loss of $389,457 for the year ended December 31, 2017. The increase in net operating loss for the current year compared to prior year was primarily a result of increased total revenues partially offset by increased labor costs combined with increased operating expenses in the current year compared to the prior year. During 2018, we focused on growing our consulting services operations through increased business development activities which we believe resulted in a 31% increase in gross profit for the year ended December 31, 2018 compared to the year ended December 31, 2017. EBITDA decreased by $33,624 to a loss of $209,120 for the year ended December 31, 2018 compared to a loss of $175,496 for the year ended December 31, 2017.

We consider EBITDA to be a meaningful supplement to net income (loss) as a performance measure primarily because depreciation and amortization expenses are not an actual cash costs, and interest and tax expenses are not related to our direct operating activities. In addition, we believe EBITDA is commonly used by investors and other interested parties to evaluate our financial performance. EBITDA does not reflect the impact of a number of items that affect our net income (loss), including financing costs. EBITDA should not be considered as an alternative to net income (loss) or income (loss) from operations as a measure of performance, or as an alternative to net cash from operating activities as a measure of liquidity. EBITDA is an internal measure and therefore may not be comparable to other companies. EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; and (iii) the interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt (if any). Because of these limitations, EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. Because all companies do not calculate EBITDA in the same manner, EBITDA as calculated by us may differ from EBITDA as calculated by other companies. We compensate for these limitations by using EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP consolidated financial statements.

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended
	December 31,
	2018	2017

Net Income (Loss)	$(411,216)	$(411,073)
Depreciation and Amortization	200,917	226,599
Interest expense	1,179	8,978

EBITDA	$(209,120)	$(175,496)

	Year Ended		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Salaries and Wages	$1,042,077	$952,653	$89,424	9.39%

Expenses attributable to salaries and wages increased by $89,424 during the year ended December 31, 2018 compared to 2017 mostly as a result of an increase in commissions of $127,780 and salaries of $29,550 as well as payroll taxes of $10,063 during the year ended December 31, 2018 compared to 2017 primarily due to the increase in personnel required to service increased consulting projects in 2018, compared to the previous year, being partially offset by a $77,969 decrease in stock based compensation expenses primarily due to a decreased number of exercisable stock options in 2018 compared to the prior year. From the total officer’s salary costs incurred during the year ended December 31, 2017, $21,000 was capitalized.  We did not incur any software development costs for year ended December 31, 2018 primarily due to the decision to curtail additional software development halfway through 2017.

	Year Ended		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Contract Services	$210,848	$87,336	$123,512	141.42%

Contract services expenses increased during the year ended December 31, 2018 compared to 2017 primarily due to increased accounting and administrative costs as well as other expenses associated with the additional personnel required to support increased consulting projects during the year ended December 31, 2018 compared to 2017.

	Year Ended		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Other General and Administrative	$974,249	$743,176	$231,073	31.09%

Other general and administrative costs increased for the year ended December 31, 2018 compared to 2017 primarily due to an increase in sales and marketing expenses of $132,802 as well as an increase in professional fees and legal fees of $119,099 mostly due to increased accounting fees associated with additional work related to the adoption of new accounting standard ASC 606 in January 2018, as well as increased legal fees and other professional fees related to business development and corporate governance activities primarily in connection with our internal reorganization during the year ended December 31, 2018 compared to 2017. Computer and software as well as insurance and tax expenses also increased by $20,484 and $13,201, respectively, compared to 2017.  These increases were partially offset by a $54,513 decrease in expenses related to administration, rent and other for the year ended December 31, 2018 compared to 2017.

	Year Ended		Change from	Percent Change
	2018	2017	Prior Year	from Prior Year
Other Expense	$(5,822)	$(12,638)	$6,816	(53.93%	)

Other expenses decreased in 2018 compared to 2017 primarily due to increase in interest income of $10,488 and increase in other income of $3,496 in 2018 compared to 2017, mostly as a result of an increase in the investment rate on security balances  held during the current year, being partially offset by an increase in municipal fees of $7,168 in the current year compared to the prior year.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$1,350,014	$1,616,076
Working capital	$1,348,700	$1,584,528

Anticipated Uses of Cash

As at December 31, 2018, our cash and cash equivalents and working capital had decreased to $1,350,014 and $1,348,700, respectively, from $1,616,076 and $1,584,528 as at December 31, 2017.

For the twelve months ended December 31, 2018 and the year ended December 31, 2017, we were able to finance our operations, including capital expenditures for product development and marketing activities with cash generated through operating activities, and cash on hand. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In 2018, our primary area of investment was professional staff to support our consulting services, including client relationship management, software maintenance costs during the first half of 2018 and staff for administration, sales and marketing activities.

During the year ended December 31, 2018, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities. We implemented plans at the start of 2019 with the goal of reducing our administrative and operating expenses and we are focused on increasing our gross profit received from consulting services during the current year primarily by increasing the number of consulting service contracts combined with seeking lower cost resources to assist us in providing services under such contracts.

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

Debt Obligations

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.86% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017. Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date to October 31, 2017. In October 2017, $66,217 was paid to the note holder and the remaining balance of $8,169 was paid in February 2018 fully satisfying the debt. The balance of $8,169 is presented under notes payable on the balance sheet as of December 31, 2017 and no fees or penalties were incurred by the Company. We have recorded foreign currency losses of $1,073 and $4,047 during the twelve months ended December 31, 2018 and 2017, respectively, related to the revaluation of this note's principal from CAD to USD.

Cash Flow for the Years Ended December 31, 2018 and 2017

Operating Activities. Net cash used in operating activities increased to $252,309 for the year ended December 31, 2018 compared to $149,295 for the year ended December 31, 2017. This increase in cash used by operating activities was attributable primarily to cash used in connection with a decrease in accounts payables and increased accounts receivables in the current year compared to the previous year, as well as cash used in connection with increased general administrative expenses associated with our internal corporate reorganization in 2018, and a decrease in cash provided in connection with stock compensation expense in 2018 compared to the prior year.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in 2018 compared to the prior year. During the year ended December 31, 2018, DSO was approximately 31 days, down from approximately 40 days during the year ended December 31, 2017. This decrease was largely attributed to the increase in deferred revenue to $122,238 in 2018 compared to $80,057 in 2017 mostly as a result of increased upfront cash payments received in the second half of 2018 in advance of our performance under contracts entered into with clients during that time period. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2018 decreased to $5,584 compared to $94,156 in net cash used in investing activities for 2017 primarily as a result of a reduction in capital expenditures, mostly related to reduced capitalized development costs.

Financing Activities. Net cash used in financing activities for the year ended December 31, 2018 and 2017 amounted to $8,169 and $66,217, respectively due to repayment of notes payable.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2018.

Contractual Obligations

We lease two facilities in northern California, under operating leases one expiring in 2018 and the other in 2020. We do not have any debt capital lease obligations. As of December 31, 2018, the following table summarizes our contractual obligation under the foregoing lease agreement and the effect such obligation is expected to have on our liquidity and cash flow in future periods:

2019	$28,339
2020	7,085
2021	-
2022	-
2023	-
Total minimum lease payments	$35,424

The operating lease obligations presented reflect future minimum lease payments due under the non-cancelable portions of our operating lease.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MCORPCX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

McorpCX, Inc.

San Francisco, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McorpCX, Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

April 1, 2019

McorpCX, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$1,350,014	$1,616,076
Accounts receivable	343,036	274,785
Total current assets	1,693,050	1,890,861
Long term assets:
Property and equipment, net	90,074	86,551
Capitalized software development costs, net	108,968	301,574
Intangible assets, net	-	6,250
Other assets	72,876	27,137
Total assets	$1,964,968	$2,312,373

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$220,576	$218,107
Deferred revenue	122,238	80,057
Other current liabilities	1,536	-
Notes payable	-	8,169
Total current liabilities	344,350	306,333
Total liabilities	344,350	306,333
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at December 31, 2018 and December 31, 2017	-	-
Additional paid-in capital	6,454,791	6,428,997
Accumulated deficit	(4,834,173)	(4,422,957)
Total shareholders' equity	1,620,618	2,006,040
Total liabilities and shareholders' equity	$1,964,968	$2,312,373

The accompanying notes are an integral part of these consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2018	2017

Revenue, net
Consulting services	$3,545,199	$2,235,007
Products and other	442,000	279,007
Total revenue, net	3,987,199	2,514,014
Cost of goods sold
Labor	1,495,464	668,732
Products and other	668,776	451,574
Total cost of goods sold	2,164,240	1,120,306
Gross profit	1,822,959	1,393,708
Expenses
Salaries and wages	1,042,077	952,653
Contract services	210,848	87,336
Other general and administrative	974,249	743,176
Total expenses	2,227,174	1,783,165

Net operating loss	(404,215)	(389,457)

Interest expense	(1,179)	(8,978)

Other expense	(5,822)	(12,638)

Net loss	$(411,216)	$(411,073)

Net loss per share-basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Changes in Shareholders' Equity

				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2016	20,426,158	$-	$6,325,235	$(4,011,884)	$2,313,351
Stock based compensation - stock options	-	-	103,762	-	103,762
Net loss	-	-	-	(411,073)	(411,073)
Balance at December 31, 2017	20,426,158	$-	$6,428,997	$(4,422,957)	$2,006,040
Stock based compensation - stock options	-	-	25,794	-	25,794
Net loss	-	-	-	(411,216)	(411,216)
Balance at December 31, 2018	20,426,158	$-	$6,454,791	$(4,834,173)	$1,620,618

The accompanying notes are an integral part of these consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(411,216)	$(411,073)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	200,917	226,599
Stock compensation expense	25,794	103,762
Loss on disposal of assets	-	298
Changes in operating assets and liabilities:
Accounts receivable	(68,251)	(242,896)
Other assets	(45,739)	(5,531)
Accounts payable and accrued liabilities	2,469	151,056
Other current liabilities	1,536	(538)
Deferred revenue	42,181	29,028

Net cash used in operating activities	(252,309)	(149,295)

INVESTING ACTIVITIES
Equipment purchases	(5,584)	(2,353)
Proceeds from sale of equipment	-	2,000
Capitalized software development costs	-	(93,803)

Net cash used in investing activities	(5,584)	(94,156)

FINANCING ACTIVITIES
Repayment of notes payable	(8,169)	(66,217)

Net cash used in financing activities	(8,169)	(66,217)

Decrease in cash and cash equivalents	(266,062)	(309,668)

Cash and cash equivalents, beginning of period	1,616,076	1,925,744

Cash and cash equivalents, end of period	$1,350,014	$1,616,076

Supplemental disclosure of cash flow information:
Interest paid	$1,179	$9,474

The accompanying notes are an integral part of these consolidated financial statements.

MCORPCX, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 & 2017

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

The Company formed a wholly owned subsidiary, McorpCX, LLC (“McorpCX LLC”) as a limited liability company in the state of Delaware on December 14, 2017. On August 16, 2018, the Company entered into a contribution agreement with its wholly owned subsidiary McorpCX LLC, pursuant to which the Company transferred to McorpCX LLC all of the Company’s assets and liabilities related to the Company’s customer experience consulting business, excluding the underlying technology and databases related thereto which remained with the Company.

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

Note 2: Summary of Significant Accounting Policies

The consolidated financial statements of the Company are presented on the accrual basis. All intercompany accounts and transactions have been eliminated in consolidation. The significant accounting policies followed are described below to enhance the usefulness of the consolidated financial statements to the reader.

Use of Estimates

The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts and disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could differ from those estimates.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not require collateral and do not bear interest. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as bankruptcy and significantly aged receivables outstanding. No allowance for doubtful accounts is required to be recognized as of December 31, 2018 and 2017.

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

The Company’s consolidated financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The Company does not have any financial instruments that are required to be fair valued on a recurring basis as of December 31, 2018 and 2017.

Advertising Expense

Advertising is expensed as incurred. There was no advertising expense during the twelve months ended December 31, 2018 and 2017.

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

Software Development Costs

Costs for the development and delivery of the SaaS technology are capitalized once planning is completed and technological feasibility is established.  Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Capitalized costs include only direct external costs of materials and services as well as compensation and benefits for employees directly associated with the software project. Such amounts are included in the accompanying consolidated balance sheets under the caption “Capitalized software development costs”.

Website Development Costs

An update to our existing Company’s website began in September 2014; related costs incurred during the design and production stages of website development were capitalized prior to its go-live date, which occurred in March 2015. Now that the website is live, all capitalized costs are amortized using straight-line basis over two years, the estimated economic life of the completed website. During the twelve months ended December 31, 2017, $11,656 of amortization expense was recorded. No amortization expense was recorded during the twelve months ended December 31, 2018.

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

See Note 3 Revenue Recognition for further information.

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

While the Company’s statutory tax rate approximates 21%, the effective tax rate is 0% due to the effects of the valuation allowance described above. The Company does not have any material uncertainties with respect to its provisions for income taxes.

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

The standard permits the use of either the full retrospective or modified retrospective method. The Company completed its analysis in identifying which revenue streams will be impacted by the new guidance. Based on our review, we have adopted the requirements of the new standard as of January 1, 2018 using the modified retrospective method. Based on the composition of its revenue base and the contracts in place at year end, the adoption of the new standard did not have a material effect on its consolidated financial statements. See Note 3 for further details.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as subsequently amended. The ASU requires a lessee to recognize lease liabilities for the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and right-of-use assets, representing the lessee’s right to use, or control the use of, specified assets for the lease term. The ASU became effective on January 1, 2019. The Company does not expect any material impact on reporting or on the results of operations.

In January 2017, the FASB issued ASU No. 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). The ASU adds SEC disclosure requirements for both the quantitative and qualitative impacts that certain recently issued accounting standards will have on the financial statements of a registrant when such standards are adopted in a future period. Specially, these disclosure requirements apply to the adoption of ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In addition, ASU No. 2017-03 conforms certain paragraphs within the SEC Staff Guidance to the guidance issued in Accounting Standards Update No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2017-09 with no material impact to the consolidated financial statements.

In November 2017, the FASB issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update). The ASU amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. The amendments were effective upon issuance. The Company has evaluated the impact on revenue recognition which did not have a material effect on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which retained the current framework for accounting for financial instruments in generally accepted accounting principles (GAAP) but made targeted improvements to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. The Company adopted ASU 2018-03 with no material impact to the consolidated financial statements.

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

The aggregate amount of the fees received from customers that are allocated to each customer’s respective performance obligation that is unsatisfied (or partially unsatisfied) as of December 31, 2018 is $122,238, and included in deferred revenue on the accompanying consolidated balance sheets. The Company expects to recognize revenue of $122,238 in the next 12 months related to these unsatisfied (or partially unsatisfied) performance obligations. Deferred revenue is not expected to be recognized beyond fiscal year 2019.

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

During the twelve months ended December 31, 2018, we recognized revenue of $80,057, related to our contract liabilities included in deferred revenue at December 31, 2017. During the twelve months ended December 31, 2017 we recognized revenue of $51,029, related to our contract liabilities included in deferred revenue at December 31, 2016.

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

Note 4: Property and Equipment

	December 31,	December 31,
Property and equipment consist of:	2018	2017
Furniture	$31,731	$31,731
Computers and hardware	63,264	57,681
Software	38,646	38,646
Equipment	2,359	2,359
Leasehold Improvements	99,246	99,246
Land	85,000	85,000
Land Improvements	4,000	4,000
	324,246	318,663
Less: accumulated depreciation	(234,172)	(232,112)
	$90,074	$86,551

Depreciation expense incurred during the twelve months ended December 31, 2018 and 2017 was $2,060 and $9,208, respectively.

Note 5: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Expenditures relating to software development costs were capitalized during the twelve months ended December 31, 2017 in the amount of $93,803. There were no capitalizable costs during the twelve months ended December 31, 2018.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of accumulated amortization, were $108,968 and $301,574 as of December 31, 2018 and December 31, 2017, respectively. Amortization expense incurred during the twelve months ended December 31, 2018 and 2017 was $192,606 and $190,735, respectively and is included in cost of goods sold.

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

Our intangible assets are reviewed for impairment when facts or circumstances suggest that the carrying value of the asset may not be recoverable. There were no impairment charges during the twelve months ended December 31, 2018 and 2017.

Total amortization of intangible assets was $6,250 and $26,656 for the twelve months ended December 31, 2018 and 2017, respectively.

Note 7: Shareholders’ Equity

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

At December 31, 2018, 1,350,000 stock options were exercisable and $25,794 and $103,762 of total compensation cost related to vested share-based compensation grants had been recognized for years ended December 31, 2018 and 2017, respectively. Unrecognized compensation expense from stock options was $165,599 at December 31, 2018, which is expected to be recognized over a weighted-average vesting period of 2.62 years beginning January 1, 2019.

The following table summarizes our stock option activity for the twelve months ended December 31, 2018 and 2017:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2016	1,575,000	$0.70	7.35	394,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(225,000)	1.31	-	-
Outstanding at December 31, 2017	1,350,000	$0.60	6.07	-
Granted	690,000	0.23	9.63	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	2,040,000	$0.47	6.63	-
Exercisable at December 31, 2018	1,350,000	$0.60	5.07	$-

During the year ended December 31, 2018, the Company granted 690,000 options to certain employees of the Company with an incremental vesting schedule over 3 years and a weighted-average grant date fair value of $0.27. Of the total options granted during the period 400,000 have a ten year term and 290,000 have a five year term. The following assumptions were used to calculate weighted average fair values of the options granted in the year ended December 31, 2018. There were no options granted during the year ended December 31, 2017.

	2018
Expected life (in years)	3.50	-	6.00
Risk-free interest rate		2.79%
Volatility	139.34%	-	162.16%
Dividend yield		-
Weighted average grant date fair value per option granted		$0.27

To the extent the actual forfeiture rate is different than what has been anticipated, share-based compensation expense related to these options will be different from expectations.

Note 8: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the twelve months ended December 31, 2018 and 2017, the percentage of sales and the concentrations are:

	2018	2017
Largest client	35%	28%
Second largest client	29%	20%
Third largest client	12%	15%
Next three largest clients	17%	22%
All other clients	7%	15%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 9: Commitments and Contingencies

Leases

Our corporate headquarters, located at 201 Spear Street, Suite 1100, San Francisco, CA 94105 is a leased space, which we lease on a month-to-month basis for $129 a month. The Company also leases office space in San Anselmo, California under an operating lease that was scheduled to expire in 2018 and monthly rent of $2,300. Effective January 1, 2018 this lease was renegotiated for an extended 27-month term and monthly rent of $2,362 and now expires March 31, 2020. Effective January 1, 2017, the Company also entered into a second lease for a facility in the same building with a 12-month term which ended on December 31, 2017 with a monthly rent of $1,375. This lease was not renewed beyond the original term date of December 31, 2017. Rent expense under operating leases was $28,466 and $46,453 for the twelve months ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the estimated future payments under this operating lease (including rent escalation clauses) for each of the next five years is as follows:

2019	$28,339
2020	7,085
2021	-
2022	-
2023	-
Total minimum lease payments	$35,424

Note 10: Debt

On September 16, 2011, a $100,000 CAD note was executed with an individual, a 1.86% shareholder. The note is structured to incur a balloon payment of the principal and 4% APR non-compounding accrued interest on its amended maturity date of October 31, 2017. Effective October 31, 2016 the note's previous maturity date of September 16, 2016 was amended to extend the maturity date to October 31, 2017. In October 2017, $66,217 was paid to the note holder and the remaining balance of $8,169 was paid in February 2018 fully satisfying the debt. The balance of $8,169 is presented under notes payable on the consolidated balance sheet as of December 31, 2017 and there were no fees or penalties incurred by the Company. We have recorded foreign currency losses of $1,073 and $4,047 during the twelve months ended December 31, 2018 and 2017, respectively, related to the revaluation of this note's principal from CAD to USD.

Interest expense was $1,179 and $8,978 for the twelve months ended December 31, 2018 and 2017, respectively and consists of interest on our short-term promissory notes, and credit card balances.

Note 11: Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, we revalued our ending net deferred tax assets at December 31, 2017 and 2018, which were fully offset by a valuation allowance. The Company has evaluated the other changes resulting from the Tax Act and does not expect them to have a material impact on the tax provision, therefore, the company considers the accounting complete. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2015 and for state examinations by tax authorities for years before 2014.

As of December 31, 2018, the Company has net operating loss carry-forwards of approximately $4,400,000 that will begin to expire in 2032. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2018	2017
Net operating losses	$900,000	$800,000
Less: valuation allowance	(900,000)	(800,000)
Net deferred tax assets	$-	$-

Note 12: Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the twelve months ended December 31, 2018 and 2017, the assumed exercise of share options is anti-dilutive due to the Company’s net loss and are excluded from the determination of net income (loss) per share – basic and diluted. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 1,350,000 and 1,340,000 for years ended December 31, 2018 and 2017, respectively.

The computations for basic and diluted net loss per share are as follows:

	Year Ended
	December 31,
	2018	2017
Net loss	$(411,216)	$(411,073)
Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158
Net loss per share, basic and diluted	$(0.02)	$(0.02)

Note 13: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows. These factors raise substantial doubt as to our ability to continue as a going concern. However, we continue to improve our core consulting services revenue and are seeking ways and have implemented plans to reduce operating cost in order to reduce our net operating losses. We believe that our increased revenues in the year ended December 31, 2018 compared to our financial results for the year ended December 31, 2017 coupled with our cash balance of $1,350,014 at December 31, 2018 and our belief that sufficient funding may be available from private placements of equity securities or additional borrowings if needed will enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosures Control and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that, as of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the consolidated financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were effective as at December 31, 2018.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal controls over financial reporting

During the year ended December 31, 2018, the Company worked to address the previously disclosed material weaknesses in our internal controls by retaining an accounting firm that assisted the Company’s management in preparing revised internal control policies and procedures and by realigning the Company’s internal resources and processes in order to provide for the proper segregation of duties within our accounting function. As a result of these measures, Company management believes the Company was able to remediate the previously identified material weaknesses in internal controls, which resulted in management determining that the Company’s internal controls over financial reporting were effective as at December 31, 2018.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers serve at the pleasure of the board of directors (the “Board”). The Board has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Michael Hinshaw	57	President, McorpCX, LLC and Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Gregg Budoi	54	Interim President, Chief Executive Officer and Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Lynn Davison	55	Chief Operating Officer
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	59	Vice President
201 Spear St. Suite 1100
San Francisco, CA 94105

Tricia Tomko	53	Chief Financial Officer
201 Spear Street, Suite 1100
San Francisco, CA 94105

Matthew Kruchko	48	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Nii Quaye	46	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

There are no family relationships between any of our directors or executive officers.

Background of Officers and Directors

Michael Hinshaw – President, McorpCX, LLC and Director

Since March 2006 Mr. Hinshaw has served on the Board as a director, since September 2016 as our corporate secretary and from August 2018 to the present Mr. Hinshaw has been the President of our wholly-owned operating subsidiary, McorpCX, LLC. From March 2006 to August 2018 Mr. Hinshaw served our President and Chief Executive Officer and from December 2011 to August 2018 as our Treasurer and Principal Accounting Officer. From December 7, 2011 until November 20, 2015, Mr. Hinshaw was our Chief Financial Officer. Mr. Hinshaw founded The Innes Group, Inc. (now McorpCX, Inc.) in 2001.  From 1999 until 2002, Mr. Hinshaw served as President and Chief Executive Officer of Verida Internet Corp.  Prior to its sale in 1999, Mr. Hinshaw served as President of Triad Inc., a brand strategy and management consulting firm. Mr. Hinshaw holds a MFA in Design and Communication and a BFA in Graphic Design from the Academy of Art University in San Francisco.

The Board believes Mr. Hinshaw brings to the Board particular knowledge and experience in our business as our “founder” and as our former President and Chief Executive Officer. He also has broad knowledge and experience in brand strategy and management consulting, and through his experience and background, the Board believes Mr. Hinshaw provides vision and leadership to the Board. The Board also believes Mr. Hinshaw also provides the Board with insight and information regarding our strategy, operations and business.

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

Stephen Shay – Vice President

On May 16, 2015, Stephen Shay was appointed as our Vice President. Mr. Shay was appointed as Vice President because of his previous experience in accelerating business growth by building global sales teams, bringing enterprise-class technology solutions to market, executing mergers & acquisitions, and developing enterprise-wide customer and partner experience capabilities.  Mr. Shay is engaged in areas of strategic planning, business development, client engagement management and furthering McorpCX's expertise, domain knowledge, and product and service offerings in the customer experience space.  Prior to joining McorpCX, Mr. Shay enjoyed a nearly 21-year career with Microsoft Corporation, where he served as an executive leader in Sales, Operations, and IT. From November 2010 to September 2014, he was General Manager, Customer Experience, responsible for conceptualizing and driving high-impact initiatives designed to transform the customer centricity of the organization and delivering simplified, seamless, and successful interactions across the customer and partner lifecycle at Microsoft. From August 2005 to November 2010, Mr. Shay was General Manager, Strategy & Business Development, providing strategic leadership for the sales, marketing and services functions supporting the Microsoft's acquisition growth strategy–building monetization and integration strategies for 90+ acquisitions with a total consideration of approximately $13 billion.  Mr. Shay earned a Bachelor of Science Degree in Management & Computer Information Systems, from Park University, Kansas City, Missouri and completed additional undergraduate studies in architecture at the University of Kansas.

Gregg Budoi – Interim President, Chief Executive Officer and Director

Gregg Budoi has been a director and our interim President and Chief Executive Officer since August 2018. Previously, from September 2017 to November 2018 Mr. Budoi served as the Company’s Chief Financial Officer. Prior to joining the Company, Mr. Budoi was from 2014 to 2017 the Chief Financial Officer and member of the Board of Directors of Kalibrate Technologies Plc, a London Stock Exchange (AIM) listed SaaS software and consulting company which recently completed a successful going private transaction with the private equity firm Hanover Investors. Prior to that, from 2007 to 2014 he was a co-founder and former President and CEO of EZ Energy USA, Inc. (“EZ”), a wholesale fuel and retail convenience store company with over $500 million in revenue that was successfully sold to a strategic buyer. EZ utilized a shell parent company domiciled in Israel to raise bond debt and equity through its listing on the Tel Aviv stock exchange. Mr. Budoi has also been Managing Director at Barnes Wendling Corporate Finance, LLC, a financial advisory firm where from 2006 to 2007 where he established a corporate finance advisory services platform and completed several corporate restructurings as well as M&A and capital raising transactions. Prior to that, he was Chief Executive Officer of his own financial advisory firm, Budoi & Company, Inc. from 2003 to 2006 and was from 1999 to 2003 the Chief Financial Officer, Vice President Finance and Treasurer of Dairy Mart Convenience Stores, Inc., where he led the strategic evaluation and recapitalization process for this publicly traded (American Stock Exchange) chain of over 850 company operated convenience stores and 300 franchisees. Mr. Budoi holds a BS in Business Administration/Finance from Ohio State University, and a Masters of Business Administration from Cleveland State University.

The Board believes Mr. Budoi brings to the Board extensive executive management experience from several public and private companies, as well as significant experience in the SaaS software industry. Also, as the Company’s current interim President and Chief Executive Officer, the Board believes Mr. Budoi provides the Board with exposure to the Company’s executive team and insight into our specific strategic and operational challenges and opportunities.

Tricia Tomko – Chief Financial Officer

Tricia Tomko has been our Chief Financial Officer since November 6, 2018. Prior to becoming the Company’s Chief Financial Officer, Ms. Tomko was from May 2017 to present the Director of Finance for Falls Communications, a privately held communications and consulting company. Ms. Tomko has also served from April 2016 to December 2016 as the Controller for Kalibrate, an international SaaS software company, and from June 2007 to April 2016 as the Controller for the Federal Reserve Bank in Cleveland, Ohio. Additionally, from November 1998 to June 2007, Ms. Tomko served as Director of Accounting Operations for Penton Media, Inc., a publicly traded media company, and from April 1989 to November 1998 as Retail Controller for Riser Foods, Inc., large retail grocery chain. Ms. Tomko holds a Bachelor of Applied Science from the University of Akron and held a Certified Public Accounting license, which is now inactive.

Matthew Kruchko – Director

Matthew Kruchko has been a member of the Company’s board of directors since August 31, 2017. Since 2016 Mr. Kruchko has been a principal and the Chief Strategy Officer of Connect Brands, Inc., a San Francisco based marketing and advertising company. He has also been a member of the board of directors of that company since 2016. Previously, from 2007 to 2015 he was a Managing Director and a member of the board of directors of Applied Storytelling, a brand consultancy/strategy firm, and was previously Executive Vice President of Strategy and Global Marketing for the UK-based SaaS software company Kalibrate Technologies PLC from 2007 to 2015. Mr. Kruchko studied finance and marketing at the University of Southern Maine and is currently an advisory board member for the Detroit Creative Corridor Center (DC3). The Board believes Mr. Kruchko brings to the Board extensive knowledge of global marketing and marketing strategy, including in the SaaS software industry, which the Board believes will important as the Company continues to develop and market its customer experience services.

Nii A. Quaye – Director

Nii A. Quaye has been a member of the Company’s board of directors since August 31, 2017. From 2015 to 2016, Mr. Quaye was the Senior Vice President of Global Head of Service Quality for the Abu Dhabi based First Gulf Bank (FGB). Previously, from 2013 to 2014, Mr. Quaye was Vice President, Group Head of Customer Service for Ecobank Transnational Incorporated. Mr. Quaye also was General Manager and Head of Service and Quality for the Saudi Investment Bank from 2010 to 2012, and was a Senior Vice President at CitiGroup where he was responsible for administering that company’s Global Contact Center. A GE-trained Six Sigma Black Belt, Mr. Quay holds a B.A. from Ottawa University, a J.D. from the University of Maryland Law School, and an MBA in Finance & Investments from The George Washington University in Washington, DC.

The Board believes Mr. Quay brings to the Board significant global finance and technology experience with several large global organizations, which the Board believes will be important as the Company continues to grow.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Hinshaw, Ms. Davison, Mr. Shay, Mr. Budoi, Ms. Tomko, Mr. Quaye and Mr. Kruchko have not been the subject of the following events:

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

Audit Committee and Charter

We have a separately-designated audit committee of the Board that is currently comprised of the following directors: Gregg Budoi, Nii Quaye and Matthew Kruchko of which Mr. Quaye and Mr. Kruchko are determined to be independent directors under the standards established by the NASDAQ Stock Market.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, with the exception of one Form 3 that was filed late, all officers, directors and owners of 10% or more of our Shares have filed all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION.

On February 1, 2011, we entered into an employment agreement with Lynn Davison, pursuant to which she agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $132,000 but was subsequently increased to $162,000 effective August 22, 2014. In addition, Ms. Davison is eligible for bonus compensation as established by us from time to time. On February 7, 2011, we granted Ms. Davison 10-year options, with an exercise price of $0.35 per share, to purchase 300,000 Shares. A Board resolution dated December 17, 2015 later reset the exercise price of these options to $0.05 per share. On September 3, 2013, we granted Ms. Davison additional 10-year options, with an exercise price of $0.40 per share, to purchase 300,000 shares of our common stock. On May 15, 2015, we granted Ms. Davison additional 10-year options, with an exercise price of $0.75 per share, to purchase 100,000 shares of our common stock. All of the options granted to Ms. Davison have fully vested and are exercisable pursuant to their respective terms.

On May 15, 2016 the Company entered into an employment agreement with Stephen Shay pursuant to which he agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $240,000. In addition, Mr. Shay is eligible for bonus compensation as established by us from time to time.

On May 15, 2015, we granted Mr. Shay 10-year options, with an exercise price of $0.75 per share, to purchase 600,000 Shares, which are fully vested.

While he was serving as our President and Chief Executive Officer, Michael Hinshaw did not have a written employment agreement with the Company. However, pursuant to the terms of a verbal agreement between Mr. Hinshaw and the Company, Mr. Hinshaw received an annual base salary of $300,000 for his executive services as the Company’s President and Chief Executive Officer.

In connection with his appointment as the Company’s Interim President and Chief Executive Officer, the Company and Mr. Budoi have entered into an executive employment agreement dated August 16, 2018, under which Mr. Budoi was paid a base salary of $204,000 subject to an adjustment to $300,000 upon the occurrence of any of the following events: (i) the Company raises an aggregate of at least $5.0 million in connection with the new issuance of any form of equity securities, or (ii) the acquisition of another company with annual revenues that when combined with the Company’s revenues over that previous 12 calendar month period equals $5.0 million or more on an annualized pro forma basis.

Mr. Budoi’s employment agreement also provides that Mr. Budoi will be entitled to receive a one-time signing bonus of $100,000 contingent upon the achievement of certain milestone events, including (i) the completion of an equity financing in excess of $5.0 million, (ii) the completion of an acquisition of a new business with annualized revenues (which when combined with the Company’s annual revenues over the previous 12 months) that are in excess of $5.0 million per year, or (iii) the determination by the Board that Mr. Budoi has successfully executed a strategic plan developed by the Board that includes the acquisition and/or disposition of material assets or business operations in a transaction approved by the Board and the Company’s shareholders, if required, in each case to be achieved prior to the one year anniversary of the effective date of Mr. Budoi’s employment agreement.

In addition, Mr. Budoi is entitled to participate in the Company’s employee benefit plans and receive stock options under the Company’s stock option plan. Mr. Budoi’s employment is for an initial term expiring October 31, 2018 with automatic renewals (subject to right of the Company and Mr. Budoi to elect not to renew) for additional one month periods. Upon the initial expiration of the employment agreement on October 31, 2018, Mr. Budoi and the Company agreed to amend the employment agreement as follows:

(a)

For the months of November and December 2018 Mr. Budoi agreed to not receive any compensation and effective January 1, 2019, Mr. Budoi’s base salary shall be reduced to $60,000 subject to an adjustment by the Board in connection with the determination by the Board that Mr. Budoi has successfully executed a strategic plan developed by the Board that may include the acquisition, joint venture, licensing and/or merger of new business operations or technology in a transaction approved by the Board and the Company’s shareholders, if required, in each case to be achieved prior to the one year anniversary of the effective date of Mr. Budoi’s employment agreement.

(b)

Mr. Budoi’s one-time signing bonus shall be increased to an amount of up to $200,000 contingent upon the determination by the Board that Mr. Budoi has successfully executed a strategic plan developed by the Board that may include the acquisition, joint venture, licensing and/or merger of new business operations or technology in a transaction approved by the Board and the Company’s shareholders, if required, in each case to be achieved prior to the one year anniversary of the effective date of Mr. Budoi’s employment agreement.

The Board also granted Gregg Budoi 290,000 stock options with an exercise price of $0.30(Canadian). The options vest incrementally in three roughly equal installments on August 16, 2019, August 16, 2020 and August 16, 2021, respectively. The stock options are subject to accelerated vesting in connection with a change in control of the Company, pursuant to the terms of the Company’s Amended and Restated Stock Option Plan.

In connection with his appointment as President of McorpCX, LLC in August 2018, Michael Hinshaw has entered into an executive compensation agreement with McorpCX, LLC under which he will be paid a base salary of $250,000 and will be entitled to receive the following additional incentive remuneration (collectively, “Variable Compensation”):

●

Quarterly payments equal to (i) 2.5% of all gross revenues generated by McorpCX, LLC, plus (ii) an additional 2.5% (for a total of 5%) of all gross revenues generated by McorpCX, LLC in excess of $5.0 million per year, and

●

An amount up to 10% of the aggregate of all fees received by McorpCX, LLC from existing clients of McorpCX, LLC for projects that were not agreed to as of the effective date of Mr. Hinshaw’s employment agreement (“New Projects”), and for all projects with clients of the McorpCX, LLC that were not clients of the McorpCX, LLC as of the effective date of Mr. Hinshaw’s employment agreement (“New Clients”), where such New Projects or projects from New Clients were originated by Mr. Hinshaw, provided that the aggregate sales commission paid to both Mr. Hinshaw and to other persons related to the same New Project or project from a New Client will not exceed 15% of the total fees received by McorpCX, LLC on such New Project or project from a New Client.

In addition, Mr. Hinshaw will be entitled to participate in any deferred compensation plan that may be adopted by McorpCX, LLC reflecting Mr. Hinshaw’s right to receive awards from a share of the deferred compensation pool that will be comprised of up to 50% of the annual cash flow of McorpCX, LLC, which will include net income (i) plus depreciation and amortization expense, (ii) less principal payments made on any indebtedness, and (iii) less any capital expenditures paid in cash during a fiscal year.

The initial term of Mr. Hinshaw’s employment is six months from the date of his employment agreement, with automatic renewals (subject to right of McorpCX, LLC and Mr. Hinshaw to elect not to renew) for additional three month periods. McorpCX, LLC may terminate Mr. Hinshaw’s employment without cause (or Mr. Hinshaw can terminate the agreement upon good reason) in which case Mr. Hinshaw is entitled to payment of six months’ salary as severance plus all Variable Compensation earned by Mr. Hinshaw during the previous twelve months.

The following table sets forth information with respect to compensation paid by us to our “named executive officers” (which includes our principle executive officer or “PEO” and our two highest compensated officers in 2017 outside of our PEO) for each of the last two years.

Executive Officer Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	2018	348,314	0	0	0	0	0	23,442 [2]	371,756
President [1]	2017	300,000	0	0	0	0	0	25,601 [2]	325,601

Gregg Budoi	2018	42,500	0	0	77,699 [4]	0	0	58,578 [5]	178,777
President, CEO [3]	2017	0	0	0	0	0	0	23,838 [5]	23,838

Lynn Davison	2018	206,283	0	0	0	0	0	25,602 [6]	231,885
COO	2017	152,228	20,000	0	0	0	0	23,820 [6]	196,048

Stephen Shay	2018	240,000	0	0	0	0	0	6,000 [7]	246,000
Vice President	2017	230,000	0	0	0	0	0	6,000 [7]	236,000

[1]	Mr. Hinshaw resigned as the Company’s President and Chief Executive Officer in August 2018 and was appointed the President of the Company’s wholly owned subsidiary, McoprCX, LLC at such time.
[2]	All other compensation for Michael Hinshaw for each of the years ended 2018 and 2017 consisted of payments for health insurance in the amount of $23,442 and $25,601, respectively.
[3]	Mr. Budoi was appointed our Chief Executive Officer on August 16, 2018.
[4]

On August 16, 2018, the Company granted 290,000 stock options to Mr. Budoi. These options had an exercise price of $0.30 (Canadian) and vested incrementally in roughly equal amounts on August 16, 2019, 2020 and 2021.

[5]	All other compensation for Mr. Budoi consisted of consulting fees earned by Mr. Budoi pursuant to a consulting agreement dated September 26, 2017, which terminated on August 16, 2018 in connection with Mr. Budoi’s appointment as our Chief Executive Officer.
[6]	All other compensation for Lynn Davison for each of the years ended 2018 and 2017 consisted of payments for health insurance.
[7]	All other compensation for Stephen Shay for each of the years ended 2018 and 2017 consisted of cash payments to Mr. Shay intended to cover the cost of health insurance premiums.

The following table sets forth information with respect to compensation paid by us to our non-employee directors (all directors except for Mr. Hinshaw and Mr. Budoi) during the last completed fiscal year ended December 31, 2018.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Nii Quaye	30,000	0	55,790(1)	0	0	0	85,790
Matthew Kruchko	30,000	0	55,790(1)	0	0	0	85,790

(1)

On August 16, 2018, the Company granted 200,000 stock options to each of Mr. Quaye and Mr. Kruchko. These options had an exercise price of $0.30 (Canadian) and vested incrementally in roughly equal amounts on August 16, 2019, 2020 and 2021.

Non-employee members of our board of directors may receive stock options granted under the Company’s Amended and Restated Stock Option Plan (the “Plan”) as consideration for their services on our board of directors. Should any director be awarded option grants the amount of those grants would be proportionate to their level of involvement with the activities of the board of directors (meeting attendance, service on committees, etc.). Additionally, in August 2017, the Company decided to pay a $2,500 monthly fee to our non-employee directors in consideration for their service on our board of directors. In 2018, both of our non-employee directors received the $2,500 monthly fee for their service on our board of directors. As of January 1, 2019, Mr. Quaye and Mr. Kruchko agreed that they would no long receive any monthly compensation to participate on the Board.

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

The following table sets forth information with respect to outstanding equity awards held by our named executive officers at December 31, 2018.

Outstanding Equity Awards at December 31, 2018
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Lynn Davison	300,000	0	0	$0.05[1]	2/7/2021	0	0
	300,000	0	0	$0.40	9/3/2023	0	0
	100,000	0	0	$0.75	5/15/2025	0	0
Stephen Shay	600,000	0	0	$0.75	5/16/2025	0	0
Gregg Budoi	0	290,000	0	$0.23	8/16/2023	0	0

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

Compensation Committee Interlocks and Insider Participation

Since the Company currently does not have a compensation committee or other committee of the board of directors performing similar functions, executive officer compensation is determined by the entire board of directors. Mr. Hinshaw, our President and Chief Executive Officer, is the only officer or employee of the Company who participated in deliberations of the Company’s board of directors concerning executive officer compensation. However, Mr. Hinshaw excused himself from our board of directors’ discussions concerning the compensation of our President and Chief Executive Officer. With the exception of Mr. Hinshaw, no member of our board of directors was, during the year ended December 31, 2018, an officer, former officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure by the Company under the SEC rules requiring disclosure of certain relationships and related party transactions. No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our board of directors, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our board of directors, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of our board of directors, during the year ended December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 28, 2019 the total number of shares owned beneficially by each of our directors, director nominees and named executive officers, individually and directors and all executive officers as a group, and the present owners of 5% or more of our total outstanding shares of common stock. Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the number of shares held and the percentage ownership of such each individual but are not treated as outstanding for purposes of computing the percentage ownership of others.

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

Applicable percentage ownership is based on 20,426,158 shares of common stock outstanding as of March 28, 2019.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%
Michael Hinshaw	5,200,000	25.46%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Lynn Davison	700,000[1]	3.43%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	600,000[2]	2.94%
201 Spear St. Suite 1100
San Francisco, CA 94105

Gregg Budoi	0-	*
201 Spear Street, Suite 1100
San Francisco, CA 94105

Matthew Kruchko	0-	*
201 Spear Street, Suite 1100
San Francisco, CA 94105

Nii-Ayikwei Quaye	0-	*
201 Spear Street, Suite 1100
San Francisco, CA 94105
All officers and directors as a group (7 individuals)	6,500,000	29.92%

Alex Guidi	2,762,302[3]	13.77%
2040 – 885 West Georgia Street
Vancouver, British Columbia V6C 3E8

Eva Lundin	2,900,000[4]	14.20%
6 Rue de Rive
1204 Geneva, Switzerland

Peter Loretto	1,443,262[5]	7.07%
350-6165 HWY 17
Delta British Columbia V4K 5B8

*Represents beneficial ownership of less than 1%.

[1]	Includes 700,000 shares issuable pursuant to presently exercisable stock options and options that become exercisable within 60 days of March 28, 2019.

[2]	Includes 600,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of March 28, 2019.

[3]	Based on Schedule 13D filed by the reporting person with the SEC on February 24, 2016.

[4]	Based on Schedule 13G filed by the reporting person with the SEC on February 18, 2016.

[5]

Based on Schedule 13G filed by the reporting person with the SEC on February 11, 2016. Mr. Loretto has sole voting and dispositive power over 1,425,000 shares of our common stock and has shared voting and dispositive power over the remaining 18,262 shares of our common stock he beneficially owns.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company did not engage in any transactions with related parties requiring disclosure under Item 404 of Regulation S-K under the Securities Act since January 1, 2018 and there are currently no such transactions proposed.

Review and Approval of Related Party Transactions

Our Board recognizes that related party transactions can present a heightened risk of potential or actual conflicts of interest and may create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareholders. As a result, the Board refers to avoid related party transactions. However, the Board recognizes that there are situations where related party transactions may be in, but may not be inconsistent with, the best interests of the Company and its shareholders.

As a result, our Board is responsible for reviewing and approving the terms and conditions of all proposed transactions between us, any of our officers, directors or shareholders who beneficially own more than 5% of our outstanding shares of common stock, or relatives or affiliates of any such officers, directors or shareholders, to ensure that such related party transactions are fair and are in our overall best interest and that of our shareholders.

Our Board has not adopted any specific procedures for the conduct of reviews and considers each transaction in light of the specific facts and circumstances. In the course of its review and approval of a transaction, our board of directors the following factors, among other factors it deems appropriate:

•	whether the transaction is fair and reasonable to us;
•	the business reasons for the transaction; and
•	whether the transaction is material, taking into account the significance of the transaction.

Any member of our Board who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Board that considers the transaction.

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

Audit Fees

The following table presents fees for professional audit services for the audit of the Company’s annual consolidated financial statements for fiscal year 2018 and 2017 and fees billed for other services rendered during 2018 and 2017.

	Fiscal 2018	Fiscal 2017
	MaloneBailey	MaloneBailey
Type of Service/Fee
Audit Fees (1)	$47,500	$46,500
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-

(1) Audit Fees consist of fees for professional services rendered for the audit of the company's consolidated financial statements included in its Annual Report on Form 10-K, the review of the interim financial statements included in its Quarterly Reports on Form 10-Q, and for the services that are normally provided in connection with regulatory filings or engagements.

(2) Includes fees associated with assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements. This category includes fees related to consultation regarding generally accepted accounting principles.

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Contribution Agreement between the Company and McorpCX, LLC	8-K	08/23/18	2.1

3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended and Restated Bylaws	8-K	11/24/15	3.2.1

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

10.1	Lease Agreement for San Anselmo office	S-1	04/25/12	10.1

10.2	Lease Agreement for San Francisco office	S-1	04/25/12	10.3

10.3	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

10.4	Employment Agreement – Lynn Davison	S-1/A-3	09/12/12	10.8

10.5	Services Agreement with mfifty dated March 2, 2012	S-1/A-3	09/12/12	10.9

10.6	Share Option Plan with Lynn Davison dated September 3, 2013	10-Q	11/14/13	10.38

10.7	Master Services Agreement with Progress Software Corporation dated December 6, 2013	10-K	03/31/14	10.43

10.8	Statement of Work (Schedule A) with Progress Software dated December 6, 2013	10-K	03/31/14	10.44

10.9	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014	10-Q	08/04/14	10.49

10.10	Lease with Four Keys dated June 5, 2014	10-Q	08/04/14	10.50

10.11	Employment Agreement – Stephen Shay	10-K	03/29/18	10.17

10.12	Executive Employment Agreement – Gregg Budoi	8-K	08/23/18	10.1

10.13	Executive Compensation Agreement – Michael Hinshaw	8-K	08/23/18	10.2

10.14	Consulting Agreement – Tricia Tomko	8-K	11/09/18	10.1

14.1	Code of Ethics	10-K	03/27/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2019.

MCORPCX, INC.

BY:	/s/ GREGG BUDOI
Gregg Budoi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/GREGG BUDOI	President and Chief Executive Officer (Principal Executive Officer)	April 1, 2019
Gregg Budoi

/s/Tricia Tomko	Chief Financial Officer (Principal Accounting and Financial Officer)	April 1, 2019
Tricia Tomko

/s/MICHAEL HINSHAW	Director	April 1, 2019
Michael Hinshaw

/s/MATTHEW KRUCHKO	Director	April 1, 2019
Matthew Kruchko

/s/ NII QUAYE	Director	April 1, 2019
Nii Quaye

exhibit index

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Contribution Agreement between the Company and McorpCX, LLC	8-K	08/23/18	2.1

3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended and Restated Bylaws	8-K	11/24/15	3.2.1

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

10.1	Lease Agreement for San Anselmo office	S-1	04/25/12	10.1

10.2	Lease Agreement for San Francisco office	S-1	04/25/12	10.3

10.3	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

10.4	Employment Agreement – Lynn Davison	S-1/A-3	09/12/12	10.8

10.5	Services Agreement with mfifty dated March 2, 2012	S-1/A-3	09/12/12	10.9

10.6	Share Option Plan with Lynn Davison dated September 3, 2013	10-Q	11/14/13	10.38

10.7	Master Services Agreement with Progress Software Corporation dated December 6, 2013	10-K	03/31/14	10.43

10.8	Statement of Work (Schedule A) with Progress Software dated December 6, 2013	10-K	03/31/14	10.44

10.9	Endorsement and Market Agreement with Western Independent Bankers' Service Corporation, dated March 17, 2014	10-Q	08/04/14	10.49

10.10	Lease with Four Keys dated June 5, 2014	10-Q	08/04/14	10.50

10.11	Employment Agreement – Stephen Shay	10-K	03/29/18	10.17

10.12	Executive Employment Agreement – Gregg Budoi	8-K	08/23/18	10.1

10.13	Executive Compensation Agreement – Michael Hinshaw	8-K	08/23/18	10.2

10.14	Consulting Agreement – Tricia Tomko	8-K	11/09/18	10.1

14.1	Code of Ethics	10-K	3/27/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X