Form 10-Q
period 2019-03-31
McorpCX, Inc.
filed 2019-05-15
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

MCORPCX, INC.

(Exact name of registrant as specified in its charter)

California

(State or other jurisdiction of incorporation or organization)

26-0030631

(I.R.S. Employer Identification No.)

201 Spear Street, Suite 1100

San Francisco, CA   94105

(Address of principal executive offices, including zip code)

(415) 526-2655

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☑	Smaller Reporting Company Emerging growth company	☑ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐     NO ☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of May 13, 2019.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

McorpCX, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,582,935	$1,350,014
Accounts receivable	382,372	343,036
Total current assets	1,965,307	1,693,050
Long term assets:
Property and equipment, net	89,443	90,074
Capitalized software development costs, net	66,283	108,968
Other assets, net	90,935	72,876
Total assets	$2,211,968	$1,964,968

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$321,580	$220,576
Deferred revenue	218,814	122,238
Lease payable	28,939	-
Other current liabilities	1,682	1,536
Total current liabilities	571,015	344,350
Total liabilities	571,015	344,350
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Additional paid-in capital	6,470,349	6,454,791
Accumulated deficit	(4,829,396)	(4,834,173)
Total shareholders' equity	1,640,953	1,620,618
Total liabilities and shareholders' equity	$2,211,968	$1,964,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue, net
Consulting services	$965,913	$556,236
Products and other	44,415	57,618
Total revenue, net	1,010,328	613,854
Cost of goods sold
Labor	258,152	201,439
Products and other	130,248	95,976
Total cost of goods sold	388,400	297,415
Gross profit	621,928	316,439
Expenses
Salaries and wages	293,710	218,959
Contract services	42,180	74,065
Other general and administrative	275,530	222,218
Total expenses	611,420	515,242

Net operating income (loss)	10,508	(198,803)

Interest expense	(1,231)	(110)

Other expense	(4,500)	(3,803)

Income (loss) before income taxes	4,777	(202,716)

Income tax provision	-	-

Net income (loss)	$4,777	$(202,716)

Net income (loss) per share-basic and diluted	$0.00	$(0.01)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Three Months Ended March 31, 2018
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2017	20,426,158	$-	$6,428,997	$(4,422,957)	$2,006,040
Stock based compensation - stock options	-	-	3,087	-	3,087
Net loss	-	-	-	(202,716)	(202,716)
Balance at March 31, 2018	20,426,158	$-	$6,432,084	$(4,625,673)	$1,806,411

	Three Months Ended March 31, 2019
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2018	20,426,158	$-	$6,454,791	$(4,834,173)	$1,620,618
Stock based compensation - stock options	-	-	15,558	-	15,558
Net income	-	-	-	4,777	4,777
Balance at March 31, 2019	20,426,158	$-	$6,470,349	$(4,829,396)	$1,640,953

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,777	$(202,716)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	50,148	52,705
Stock compensation expense	15,558	3,087
Changes in operating assets and liabilities:
Accounts receivable	(39,336)	14,989
Other assets	9,273	(18,997)
Accounts payable and accrued liabilities	101,004	92,635
Lease liability	(5,225)	-
Other current liabilities	146	-
Deferred revenue	96,576	(59,560)

Net cash provided by (used in) operating activities	232,921	(117,857)

FINANCING ACTIVITIES
Repayment of notes payable	-	(8,169)

Net cash used in financing activities	-	(8,169)

Increase (decrease) in cash and cash equivalents	232,921	(126,026)

Cash and cash equivalents, beginning of period	1,350,014	1,616,076

Cash and cash equivalents, end of period	$1,582,935	$1,490,050

Supplemental disclosure of cash flow information:
Interest paid	$1,231	$110
ROU asset and operating lease obligation recognized upon adoption of ASU 2016-02	$34,164	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCORPCX, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

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

The consolidated financial statements and related disclosures as of and for the three months ended March 31, 2019 and 2018, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2018, filed on Form 10-K with the SEC on April 1, 2019.  The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year.

Note 2: Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company’s consolidated financial statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset, included in other assets, and lease payable obligation on the Company’s consolidated balance sheets of approximately $34 thousand. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s retained earnings.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. The ASU amends ASC 220, Income Statement — Reporting Comprehensive Income, to “allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.” In addition, under the ASU, an entity will be required to provide certain disclosures regarding standard tax effects. The ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted ASU 2018-02 effective January 1, 2019. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

Product and other revenue

Product and other revenue during 2018 and 2019 has primarily been derived from reimbursable expenses charged to clients and to a lesser degree from product sales and related revenue. The product related portion of this revenue originates from the utilization of the Company’s web-hosted Touchpoint Mapping On-Demand application (“Touchpoint Mapping”), which is designed to gather customer satisfaction data, track brand perceptions, and analyze results. Touchpoint Mapping is a SaaS (Software as a Service) subscription-based technology application, which derives revenue from the following sources: nonrefundable setup fees, subscription fees, professional service fees, and consulting fees related to implementation, customization, configuration, training, and other value-added services. Customer licenses for Touchpoint Mapping are not subject to the licensing guidance in Topic 606 because the customer can’t take possession of the software at any time and the customer would not be able to operate the software on its own or with another third party. Fees charged to customers of Touchpoint Mapping may include implementation, setup, training and license fees for the application. Revenue generated from Touchpoint Mapping (either directly through licensing fees or fees received through support functions) is recognized on a straight-line basis because the Company’s obligations under its contracts concerning Touchpoint Mapping are deemed to be stand-ready obligations due to the fact that the Company is contractually required to provide access to Touchpoint Mapping and customer support on a daily basis. Consequently, usage of Touchpoint Mapping by customers does not affect the ability of customers to access the application or our customer support functions. For these reasons, revenue is recognized on a straight-line basis over the contract period. If billings are front loaded, this will result in a deferral of revenue during the contract period. For recognition purposes, we do not unbundle such services into separate performance obligations as their pattern of transfer does not differ.

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

The aggregate amount of the fees received from customers that are allocated to each customer’s respective performance obligation that is unsatisfied (or partially unsatisfied) is $218,814 as of March 31, 2019 and included in deferred revenue on the accompanying consolidated balance sheets. The Company expects to recognize revenue of $218,814 in 2019 related to these unsatisfied (or partially unsatisfied) performance obligations. Deferred revenue is not expected to be recognized beyond fiscal year 2019.

During the three months ended March 31, 2019, we recognized revenue of $75,105, related to our contract liabilities included in deferred revenue at December 31, 2018. During the three months ended March 31, 2018 we recognized revenue of $73,766, related to our contract liabilities included in deferred revenue at December 31, 2017.

Practical Expedients and Exemptions

Contract costs consist primarily of sales commissions, The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less and the commissions are only due and payable upon receipt of payment from the client. These costs are recorded within sales and marketing expenses.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Note 4: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. There were no capitalizable costs during the three months ended March 31, 2019 and 2018.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $66,283 and $108,968 as of March 31, 2019 and December 31, 2018, respectively. Amortization expense incurred during the three months ended March 31, 2019 and 2018 was $42,685 and $48,458, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

At March 31, 2019, 1,350,000 stock options were exercisable and $15,558 of total compensation cost related to share-based compensation grants had been recognized for the three months ended March 31, 2019. Unrecognized compensation expense from stock options was $150,041 at March 31, 2019, which is expected to be recognized over a weighted-average vesting period of 2.38 years beginning April 1, 2019.

The following table summarizes our stock option activity for the three months ended March 31, 2019:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2018	2,040,000	$0.47	6.63	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2019	2,040,000	$0.47	6.37	-

Exercisable at March 31, 2019	1,350,000	$0.60	4.83	$-

Note 6: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the three months ended March 31, 2019 and 2018, the percentage of sales and the concentrations are:

	2019	2018
Largest client	35%	32%
Second largest client	16%	26%
Third largest client	15%	10%
Next three largest clients	26%	25%
All other clients	8%	7%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full year. These factors raise substantial doubt as to our ability to continue as a going concern. However, we continue to improve our core consulting services revenue and are seeking ways and have implemented plans to reduce operating cost in order to increase our net operating income. We believe that our increased revenues in the year ended December 31, 2018 and three months ended March 31, 2019 compared to our financial results for the year ended December 31 2017 and the first quarter of 2018, coupled with our cash balance of $1,582,935 at March 31, 2019, and our belief that sufficient funding may be available from private placements of equity securities or additional borrowings if needed; will enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing debt, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 8: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three months ended March 31, 2019 and 2018, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 1,350,000 for the three months ended March 31, 2019 and 2018.

	Three Months ended
	March 31,
	2019	2018
Net income (loss)	$4,777	$(202,716)
Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158

Net income (loss) per share, basic and diluted	$0.00	$(0.01)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of the policy adoptions discussed in Note 2, such policies were unchanged during the three months ended March 31, 2019.

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

There are many potential unforeseen and significant market and competitive risks associated our current products and services. Though we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, neither product has generated significant sales revenue to date, and we cannot predict the timing or probability of generating material sales revenue from either of them. Additionally, as of the date of this report, we have yet to engage the necessary development and client support or sales staff required to identify, develop, and close material product sales opportunities which we believe is required to achieve our product sales and revenue growth objectives, and we believe that our current software capabilities are more limited in scope than our desired final software platform and as such, we will require significant further software development expenditures, which at this time the Company is not prepared to make. Consequently, in 2018 we suspended actively selling Touchpoint Mapping and McorpCX | Persona until we more fully assess the roadmap to make these products more marketable to clients. As a result, revenues from our consulting services provided to our clients represented a majority of our revenue in 2018 and the three months ended March 31, 2019, and management believes that consulting services will remain our most significant revenue source for the foreseeable future.

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

Summary of Financial Results

Select financial highlights for the three months ended March 31, 2019:

●	Total revenue increased by 65% from $613,854 during the first quarter of 2018 to $1,010,328 during the first quarter of 2019.

●	We recorded net income of $4,777 in the first quarter of 2019, compared to net losses of $202,716 for the first quarter of 2018.

●	The Company reported EBITDA(1) of $56,157 in the first quarter 2019, compared to $(149,901) in the first quarter of 2018.

●	The Company had a cash balance of $1,582,935 at March 31, 2019 compared to a cash balance of $1,350,014 at December 31, 2018.

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

Sources of Revenue

Our revenue consists primarily of professional and consulting services, as well as software-enabled product sales and other revenues. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. Product revenue is from productized and software-enabled service sales not elsewhere classified, while other revenue includes reimbursement of related travel costs and out-of-pocket expense.

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

Results of Operations

			Change from	Percent Change
Revenue	2019	2018	Prior Year	from Prior Year
Three Months Ended March 31,	$1,010,328	$613,854	$396,474	65%

Overall, the 65% increase in revenue was attributed to a 74% increase in consulting services revenue for the three months ended March 31, 2019 compared to the same period in 2018. The increase in consulting services revenue from $556,236 in the first quarter of 2018 to $965,913 for the three months ended March 31, 2019 was primarily the result of increased revenues from both new clients as well as from existing clients.  We continued in the first quarter of 2019 to focus on sales and marketing efforts for consulting services which we believe allowed us to attract new clients and cross-sell add-on services to our existing clients during that quarter. The increase in consulting services revenue was partially offset by a 23% decrease in product and other revenue for the three months ended March 31, 2019 compared to the same period in 2018. The decrease in product and other revenue from $57,618 to $44,415 for the three months ended March 31, 2018 and 2019, respectively, was primarily the result of our suspension of each of Touchpoint Mapping and McorpCX | Persona in 2018 combined with a decrease in reimbursable expense income during the current quarter compared to the same quarter of 2018 mostly resulting from less travel required to execute the projects during the current quarter compared to the same quarter in 2018.

			Change from	Percent Change
Cost of Goods Sold	2019	2018	Prior Year	from Prior Year
Three Months Ended March 31,	$388,400	$297,415	$90,985	31%

Cost of goods sold increased by $90,985 for the three months ended March 31, 2019, compared to the same period in 2018 due primarily to increased resources required to support the increase in consulting services revenue provided during the current three month period. In the three months ended March 31, 2019, our labor costs increased by $56,713 compared to the same period in the prior year mainly as a result of the Company’s need to contract outside services to assist with delivery of our consulting services in 2019. There was also an increase in non-reimbursable expenses of $28,205 for the three month period ended March 31, 2019 compared to the same periods in the prior year, which was mostly related to an increase in project expenses associated with the delivery of one large client project.  The remaining increase was due to increases in other expenses to support higher level of revenue.

			Change from	Percent Change
Net Operating Income (Loss)	2019	2018	Prior Year	from Prior Year
Three Months Ended March 31,	$10,508	$(198,803)	$209,311	105%

For the three months ended March 31, 2019 we had net operating income of $10,508 compared to a net operating loss of $198,803 for the three months ended March 31, 2018. The net operating income in the current quarter was primarily a result of increased total revenues partially offset by increased labor costs and increased salaries and wages when compared to the same period in 2018. During the current quarter we focused on growing our consulting services operations through increased business development activities which we believe resulted in a 97% increase in gross profit for the three months ended March 31, 2019 compared to the same period in 2018. EBITDA increased by $206,058 to a gain of $56,157 for the three months ended March 31, 2019 compared to a loss of $149,901 for the three months ended March 31, 2018.

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018

Net Income (Loss)	$4,777	$(202,716)
Depreciation and Amortization	50,149	52,705
Interest expense	1,231	110
EBITDA	$56,157	$(149,901)

			Change from	Percent Change
Salaries and Wages	2019	2018	Prior Year	from Prior Year
Three Months Ended March 31,	$293,710	$218,959	$74,751	34%

Salaries and wages increased by $74,751 during the three months ended March 31, 2019 compared to the same period in 2018 mostly as a result of an increase in commissions of $54,536, combined with increased executive salaries that mostly resulted from an increase in the number of executive officers in connection with our corporate restructuring in August 2018.

We did not incur any software development costs for the three months ended March 31, 2019 primarily due to the decision to curtail additional software development halfway through 2017.

			Change from	Percent Change
Contract Services	2019	2018	Prior Year	from Prior Year
Three Months Ended March 31,	$42,180	$74,065	$(31,885)	(43%	)

Contract services expenses decreased during the three months ended March 31, 2019 compared to the same periods in 2018 primarily due to finance and administration services provided by contractors in the first quarter of 2018, which were not required in the first quarter of 2019.

			Change from	Percent Change
Other General and Administrative	2019	2018	Prior Year	from Prior Year
Three Months Ended March 31,	$275,530	$222,218	$53,312	24%

Other general and administrative costs increased $53,312 during the three months ended March 31, 2019 compared to the same period in 2018 as a result of an increase in sales, marketing and promotion costs of $50,004 compared to same period in the prior year.

			Change from	Percent Change
Other Expense	2019	2018	Prior Year	from Prior Year
Three Months Ended March 31,	$(4,500)	$(3,803)	$(697)	18%

Other expense increased for the three months ended March 31, 2019, mostly as a result of increase in state and municipal tax expenses for the year to date period.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$1,582,935	$1,350,014
Working capital	$1,394,292	$1,348,700

Anticipated Uses of Cash

For the three months ended March 31, 2019 and the year ended December 31, 2018, we were able to finance our operations with cash generated through operating activities, and cash on hand. The accompanying financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In 2018, our primary area of investment was professional staff to support our consulting services, including client relationship management, software maintenance costs during the first half of 2018 and staff for administration, sales and marketing activities.

During the three months ended March 31, 2019, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities. We implemented plans at the start of 2019 with the goal of reducing our administrative and operating expenses and focused on increasing our gross profit received from consulting services primarily by increasing the number of consulting service contracts combined with seeking lower cost resources to assist us in providing services under such contracts.

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

Cash Flow – Three months Ended March 31, 2019 and 2018

Operating Activities. Net cash provided by operating activities increased to $232,921 for the three months ended March 31, 2019 compared to net cash used in operating activities of  $117,857 for the three months ended March 31, 2018, mostly as a result of  the change from a net loss of $202,716 for the three months ended March 31, 2018 to net income of $4,777 for the three months ended March 31, 2019, combined with a $156,136 increase in deferred revenue, $28,270 increase in other assets, and $8,369 increase in accounts payable and accrued liabilities during the current quarter compared to the same quarter of 2018, being partially offset by an increase of $54,325 in cash used in connection with increased accounts receivables in the first three months of 2019 compared to the first three months of 2018.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, decreased in the first three months of 2019 compared to the same period of the prior year. During the three months ended March 31, 2019, DSO was approximately 34 days, down from approximately 38 days during three months ended March 31, 2018. This decrease was largely attributed to the increase in sales that outpaced the increase in accounts receivable. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. There was no cash provided by, or used in, investing activities for three months ended March 31, 2019 and 2018.

Financing Activities. There was no cash provided by, or used in, financing activities for the three months ended March 31, 2019. Net cash used in financing activities for three months ended March 31, 2018 amounted to $8,169 which related to the repayment of a $100,000 CAD note during the period.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Annual Report”), which could materially affect our business, results of operations or financial condition.

The risk factors affecting the Company have not materially changed as of March 31, 2019 from those disclosed in the 2018 Annual Report. However, it is important to note that the risks described in our 2018 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on March 31, 2019.

Purchases of Equity Securities

During the three months ended March 31, 2019, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

ITEM 6.	EXHIBITS.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentation

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May 2019.

MCORPCX, INC.

BY:	/s/Gregg Budoi
Gregg Budoi
Chief Executive Officer

BY:	/s/Tricia Tomko
Tricia Tomko
Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

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