Form 10-Q
period 2019-06-30
McorpCX, Inc.
filed 2019-08-14
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of August 8, 2019.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

McorpCX, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$916,560	$1,350,014
Accounts receivable	806,114	343,036
Total current assets	1,722,674	1,693,050
Long term assets:
Property and equipment, net	88,813	90,074
Capitalized software development costs, net	31,823	108,968
Other assets	63,488	72,876
Total assets	$1,906,798	$1,964,968

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$126,463	$220,576
Deferred revenue	14,845	122,238
Lease payable	21,941	-
Other current liabilities	1,682	1,536
Total current liabilities	164,931	344,350
Total liabilities	164,931	344,350
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Additional paid-in capital	6,486,079	6,454,791
Accumulated deficit	(4,744,212)	(4,834,173)
Total shareholders' equity	1,741,867	1,620,618
Total liabilities and shareholders' equity	$1,906,798	$1,964,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue, net
Consulting services	$1,129,852	$1,238,836	$2,095,765	$1,795,072
Products and other	47,258	165,818	91,673	223,436
Total revenue, net	1,177,110	1,404,654	2,187,438	2,018,508
Cost of goods sold
Labor	337,504	511,642	595,656	713,081
Products and other	100,662	229,147	230,910	325,123
Total cost of goods sold	438,166	740,789	826,566	1,038,204
Gross profit	738,944	663,865	1,360,872	980,304
Expenses
Salaries and wages	294,220	213,959	587,930	432,918
Contract services	30,158	40,186	72,338	114,251
Other general and administrative	331,040	264,543	606,570	486,761
Total expenses	655,418	518,688	1,266,838	1,033,930

Net operating income (loss)	83,526	145,177	94,034	(53,626)

Interest expense	(524)	(293)	(1,755)	(403)

Other income (expense), net	2,182	3,046	(2,318)	(757)

Income (loss) before income taxes	85,184	147,930	89,961	(54,786)

Income tax provision	-	-	-	-

Net income (loss)	$85,184	$147,930	$89,961	$(54,786)

Net income (loss) per share-basic and diluted	$0.00	$0.01	$0.00	$(0.00)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Six Months Ended June 30, 2018
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2017	20,426,158	$-	$6,428,997	$(4,422,957)	$2,006,040
Stock based compensation - stock options	-	-	3,087	-	3,087
Net loss	-	-	-	(202,716)	(202,716)
Balance at March 31, 2018	20,426,158	$-	$6,432,084	$(4,625,673)	$1,806,411
Stock based compensation - stock options	-	-	2,781	-	2,781
Net income	-	-	-	147,930	147,930
Balance at June 30, 2018	20,426,158	$-	$6,434,865	$(4,477,743)	$1,957,122

	Six Months Ended June 30, 2019
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2018	20,426,158	$-	$6,454,791	$(4,834,173)	$1,620,618
Stock based compensation - stock options	-	-	15,558	-	15,558
Net income	-	-	-	4,777	4,777
Balance at March 31, 2019	20,426,158	$-	$6,470,349	$(4,829,396)	$1,640,953
Stock based compensation - stock options	-	-	15,730	-	15,730
Net income	-	-	-	85,184	85,184
Balance at June 30, 2019	20,426,158	$-	$6,486,079	$(4,744,212)	$1,741,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89,961	$(54,786)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation, and amortization	78,406	104,021
Operating lease ROU asset amortization	13,666	-
Stock compensation expense	31,288	5,868
Changes in operating assets and liabilities:
Accounts receivable	(463,078)	(391,946)
Other assets	31,554	(1,337)
Accounts payable and accrued liabilities	(94,113)	125,591
Lease liability	(13,891)	-
Other current liabilities	146	-
Deferred revenue	(107,393)	(52,553)

Net cash used in operating activities	(433,454)	(265,142)

INVESTING ACTIVITIES
Equipment purchases	-	(4,474)

Net cash used in investing activities	-	(4,474)

FINANCING ACTIVITIES
Repayment of notes payable	-	(8,169)

Net cash used in financing activities	-	(8,169)

Decrease in cash and cash equivalents	(433,454)	(277,785)

Cash and cash equivalents, beginning of period	1,350,014	1,616,076

Cash and cash equivalents, end of period	$916,560	$1,338,291

Supplemental disclosure of cash flow information:
Interest paid	$1,231	$403
Non-cash transactions:
ROU asset and operating lease obligation recognized upon adoption of ASU 2016-02	$34,164	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCORPCX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2019 and 2018, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2018, filed on Form 10-K with the SEC on April 1, 2019.  The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year.

Note 2: Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company’s consolidated financial statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset, included in other assets, and lease payable obligation on the Company’s consolidated balance sheets of approximately $34 thousand. We elected the package of practical expedients permitted under the transition guidance. As the right of use asset and the lease payable obligation were the same upon adoption of ASC 842, there was no cumulative effect impact on the Company’s retained earnings.

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

The aggregate amount of the fees received from customers that are allocated to each customer’s respective performance obligation that is unsatisfied (or partially unsatisfied) is $14,845 as of June 30, 2019 and included in deferred revenue on the accompanying consolidated balance sheets. The Company expects to recognize revenue of $14,845 in 2019 related to these unsatisfied (or partially unsatisfied) performance obligations. Deferred revenue is not expected to be recognized beyond fiscal year 2019.

During the three and six months ended June 30, 2019, we recognized revenue of $47,133 and $122,238, respectively, related to our contract liabilities included in deferred revenue at December 31, 2018. During the three and six months ended June 30, 2018 we recognized revenue of $6,291 and $80,057, respectively, related to our contract liabilities included in deferred revenue at December 31, 2017.

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

Note 4: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. There were no capitalizable costs during the three and six months ended June 30, 2019 and 2018.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $31,823 and $108,968 as of June 30, 2019 and December 31, 2018, respectively. Amortization expense incurred during the three months ended June 30, 2019 and 2018 was $34,460 and $48,458, respectively, and during the six months ended June 30, 2019 and 2018 was $77,145 and $96,917, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

At June 30, 2019, 1,350,000 stock options were exercisable and $31,288 of total compensation cost related to share-based compensation grants had been recognized for the six months ended June 30, 2019. Unrecognized compensation expense from stock options was $134,312 at June 30, 2019, which is expected to be recognized over a weighted-average vesting period of 2.13 years beginning July 1, 2019.

The following table summarizes our stock option activity for the six months ended June 30, 2019:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2018	2,040,000	$0.47	6.63	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2019	2,040,000	$0.47	6.12	-

Exercisable at June 30, 2019	1,350,000	$0.60	4.58	$-

There were no options granted during the six months ended June 30, 2019.

Note 6: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the six months ended June 30, 2019 and 2018, the percentage of sales and the concentrations are:

	2019	2018
Largest client	27%	41%
Second largest client	21%	20%
Third largest client	16%	16%
Next three largest clients	27%	18%
All other clients	9%	5%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full year. These factors raise substantial doubt as to our ability to continue as a going concern. However, we continue to improve our core consulting services revenue and are seeking ways and have implemented plans to reduce operating cost in order to increase our net operating income. We believe that our increased revenues in the year ended December 31, 2018 and six months ended June 30, 2019 compared to our financial results for the year ended December 31 2017 and the first half of 2018, coupled with our cash balance of $916,560 at June 30, 2019, and our belief that sufficient funding may be available from private placements of equity securities or additional borrowings if needed; will enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 8: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three and six months ended June 30, 2019 and 2018, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 1,350,000 for the three months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$85,184	$147,930	$89,961	$(54,786)
Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158	20,426,158	20,426,158
Net income (loss) per share, basic and diluted	$0.00	$0.01	$0.00	$(0.00)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of the policy adoptions discussed in Note 2, such policies were unchanged during the six months ended June 30, 2019.

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

There are many potential unforeseen and significant market and competitive risks associated with our current products and services. Though we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, neither product has generated significant sales revenue to date, and we cannot predict the timing or probability of generating material sales revenue from either of them. Further, as of the date of this report, we have yet to engage the necessary development, client support, and sales staff required to identify, develop, and close material product sales opportunities that we believe are required to achieve our product sales and revenue growth objectives. We also believe that our current software capabilities are more limited in scope than our desired final software platform and as such, significant further software development expenditures will be required, which at this time the Company is not prepared to make. Consequently, during the second half of 2017 we stopped further development of our software products, and in 2018 we suspended actively selling Touchpoint Mapping and McorpCX | Persona until we more fully assess the roadmap to make these products more marketable to clients. As a result, revenues from our consulting services provided to our clients represented a majority of our revenue in 2018 and for the six months ended June 30, 2019, and management believes that consulting services will remain our most significant revenue source for the foreseeable future.

Although management still believes that offering technology enabled consulting services can provide long-term profitability and we intend to continue to explore ways to successfully commercialize our software products, in both the short-term and mid-term, we are focused on expanding our consulting business which we believe may lead to greater revenues for the Company and which could be utilized for cross sale of technology products to our consulting clients. We intend to continue to evaluate our software products to determine the next phase of new product development and potential enhancements to our existing product suite or to identify other software products that may be more conducive to supporting our CX consulting expertise.

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

Summary of Financial Results

Select financial highlights for the three and six months ended June 30, 2019:

●

Total revenue decreased by 16% from $1,404,654 during the second quarter of 2018 to $1,177,110 during the second quarter of 2019, and increased by 8% from $2,018,508 during the first half of 2018 to $2,187,438 during the first half of 2019.

●

Gross profit increased by 11% from $663,865 in the second quarter of 2018 to $738,944, in the second quarter of 2019, and increased by 39% from $980,304 in the first half of 2018 to $1,360,872 in the first half of 2019.

●

We recorded net income of $85,184 in the second quarter of 2019, compared to net income of $147,930 for the second quarter of 2018. Net income was $89,961 in the first half of 2019 compared to a net loss of $54,786 for the first half of 2018.

●

The Company reported EBITDA(1) of $113,966 and $199,539 in the second quarter and first half of 2019, respectively, compared to $170,122 and $49,638 and in the second quarter and first half of 2018, respectively.

●	The Company had a cash balance of $916,560 at June 30, 2019 compared to a cash balance of $1,350,014 at December 31, 2018.

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

Sources of Revenue

Our revenue consists primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses. Through May 31 of this year, revenue was also derived from software-enabled product sales. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses. Product revenue is from productized and software-enabled service sales not elsewhere classified.

The consulting services are contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognizes revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel and other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis.

We anticipate that fees for professional and consulting services will remain our most significant revenue source in the foreseeable future. We have not obtained material stand-alone sales commitments for Touchpoint Mapping or McorpCX | Persona, and do not anticipate being able to do so until we engage the necessary development, product support, and sales and marketing staff to further develop our software products and execute product sales opportunities. During the second half of 2017, we stopped further development of our software products and in 2018 we suspended actively selling Touchpoint Mapping and McorpCX | Persona in order to re-assess the product roadmap to better define the future direction of our software platform. On May 31, 2019 the last remaining contract for Touchpoint Mapping was closed, and we believe no further revenue will be recognized from this date, unless we make these products more marketable to clients, and obtain material stand-alone sales commitments for them.

Subscription agreements for our software solutions have been offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which have included related setup, upgrades, hosting and support. Professional services have included consulting fees related to implementation, customization, configuration, training and other services.

When we were actively selling the products, we found that the implementation stage of on-demand software and software-enabled services engagements (the time between a client placing an order to the live deployment of our product ordered) averaged between 30 and 45 days. We typically invoiced clients upon inception of subscription agreements for setup and total subscription fees contracted over the term of the agreements, with payment due within 30 days. We then recognized the subscription fee revenue straight-line over the life of the agreement with any associated professional services or separate set-up fee revenue recognized on a percent of project completion basis.

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

Results of Operations

			Change from	Percent Change
Revenue	2019	2018	Prior Year	from Prior Year
Three Months Ended June 30,	$1,177,110	$1,404,654	$(227,544)	(16%)
Six Months Ended June 30,	$2,187,438	$2,018,508	$168,930	8%

Overall, the 16% decrease in revenue for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was attributed to a 9% decrease in consulting services revenue and 71% decrease in products and other revenue for the three months ended June 30, 2019 compared to the same quarter in 2018. The decrease in consulting services revenue from $1,238,836 in the second quarter of 2018 to $1,129,852 for the three months ended June 30, 2019 was primarily the result of decreased sales to two key clients. The decrease in products and other revenue from $165,818 in the second quarter of 2018 to $47,258 for the three months ended June 30, 2019 was primarily the result of our suspension of each of Touchpoint Mapping and McorpCX | Persona in 2018 combined with a decrease in reimbursable expense income during the current quarter compared to the same quarter of 2018 mostly resulting from less travel required to execute the projects during the current quarter compared to the same quarter in 2018.

Overall, the 8% increase in revenue for the first half of 2019 compared to the first half of 2018 was primarily attributed to a 17% increase in consulting services revenue for the six months ended June 30, 2019 compared to the same period in 2018. The increase in consulting services revenue from $1,795,072 in the first half of 2018 to $2,095,765 for the six months ended June 30, 2019 was primarily the result of increased revenues from both new clients as well as from existing clients. We continued in the first half of 2019 to focus on sales and marketing efforts for consulting services which we believe allowed us to attract new clients and cross-sell add-on services to our existing clients during that period. The increase in consulting services revenue was partially offset by a 59% decrease in product and other revenue for the six months ended June 30, 2019 compared to the same period in 2018. The decrease in product and other revenue from $223,436 to $91,673 for the six months ended June 30, 2018 and 2019, respectively, was primarily the result of our suspension of each of Touchpoint Mapping and McorpCX | Persona in 2018 combined with a decrease in reimbursable expense mostly resulting from less travel required to execute the projects during the first six months of 2019 compared to the same period in 2018.

			Change from	Percent Change
Cost of Goods Sold	2019	2018	Prior Year	from Prior Year
Three Months Ended June 30,	$438,166	$740,789	$(302,623)	(41%)
Six Months Ended June 30,	$826,566	$1,038,204	$(211,638)	(20%)

Cost of goods sold decreased by $302,623 for the three months ended June 30, 2019, compared to the same period in 2018 primarily as a result of a 34% decrease in professional fees and a 69% decrease in reimbursable expenses during the current quarter compared to the same quarter of 2018. The decrease in professional fee costs from $511,642 in the second quarter of 2018 to $337,504 for the three months ended June 30, 2019 was primarily the result of a decrease in the number of contract consultants and research services during the current quarter. The decrease in reimbursable expenses from $154,950 in the second quarter of 2018 to $48,800 for the three months ended June 30, 2019 was primarily the result of reduction in reimbursable research costs, including incentives paid to research participants, and the reduction in the acquisition of research samples.

Cost of goods sold decreased by $211,638 for the six months ended June 30, 2019, compared to the same period in 2018 primarily as a result of 16% decrease in professional fees and 48% decrease in reimbursable expenses during the first half of 2019 compared to the same period on 2018. The decrease in professional fees from $713,081 in the first half of 2018 to $595,656 for the six months ended June 30, 2019 was primarily the result of a decrease in the number of contract consultants and research services during the current period. The decrease in reimbursable expenses from $191,006 in the first half of 2018 to $100,031 for the six months ended June 30, 2019 was primarily the result of reduction in reimbursable research costs, including incentives paid to research participants, and the reduction in the acquisition of research samples.

			Change from	Percent Change
Net Operating Income (Loss)	2019	2018	Prior Year	from Prior Year
Three Months Ended June 30,	$83,526	$145,177	$(61,651)	(42%	)
Six Months Ended June 30,	$94,034	$(53,626)	$147,660	275%

For the three months ended June 30, 2019 we had net operating income of $83,526 compared to a net operating income of $145,177 for the three months ended June 30, 2018. The decrease in net operating income in the current quarter was primarily a result of decreased total revenues, and an increase in general and administrative costs being partially offset by decrease in costs of goods sold when compared to the same period in 2018.

For the three months ended June 30, 2019 we had net income of $85,184 compared to a net income of $147,930 for the three months ended June 30, 2018, while EBITDA decreased by $85,573 to $113,966 for the three months ended June 30, 2019 compared to $199,539 for the three months ended June 30, 2018.

For the six months ended June 30, 2019 we had net operating income of $94,034 compared to a net operating loss of $53,626 for the six months ended June 30, 2018. The increase in net operating income in the first half of 2019 was primarily a result of increased total revenues combined with a decrease in cost of sales, being partially offset by increase in general and administrative costs when compared to the same period in 2018. During the first half of 2019 we focused on growing our consulting services operations through increased business development activities which we believe contributed a 39% increase in gross profit for the six months ended June 30, 2019 compared to the same period in 2018.

For the six months ended June 30, 2019 we had net income of $89,961 compared to a net loss of $54,786 for the six months ended June 30, 2018, while. EBITDA increased by $120,484 to $170,122 for the six months ended June 30, 2019 compared to loss of $49,638 for the six months ended June 30, 2018.

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net Income (Loss)	$85,184	$147,930	$89,961	$(54,786)
Depreciation and Amortization	28,258	51,316	78,406	104,021
Interest expense	524	293	1,755	403

EBITDA	$113,966	$199,539	$170,122	$49,638

			Change from	Percent Change
Salaries and Wages	2019	2018	Prior Year	from Prior Year
Three Months Ended June 30,	$294,220	$213,959	$80,261	38%
Six Months Ended June 30,	$587,930	$432,918	$155,012	36%

Salaries and wages increased by $80,261 during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to increase executive salaries from an increase in the number of executive officers in connection with our corporate restructuring in August 2018.

Salaries and wages increased by $155,012 during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to increase executive salaries from an increase in the number of executive officers in connection with our corporate restructuring in August 2018.

We did not incur any software development costs for the three and six months ended June 30, 2019 primarily due to the decision to curtail additional software development halfway through 2017.

			Change from	Percent Change
Contract Services	2019	2018	Prior Year	from Prior Year
Three Months Ended June 30,	$30,158	$40,186	$(10,028)	(25%)
Six Months Ended June 30,	$72,338	$114,251	$(41,913)	(37%)

Contract services expenses decreased during the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to finance and administration services provided by contractors in the first half of 2018, which were not required in the first half of 2019.

			Change from	Percent Change
Other General and Administrative	2019	2018	Prior Year	from Prior Year
Three Months Ended June 30,	$331,040	$264,543	$66,497	25%
Six Months Ended June 30,	$606,570	$486,761	$119,809	25%

Other general and administrative costs increased $66,497 and $119,809 during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018, primarily due to increases in marketing and promotion costs of $55,791 and $105,796, respectively, compared to same periods in the prior year.

			Change from	Percent Change
Other Income (Expense), net	2019	2018	Prior Year	from Prior Year
Three Months Ended June 30,	$2,182	$3,046	$(864)	(28%	)
Six Months Ended June 30,	$(2,318)	$(757)	$(1,561)	206%

Other income (expense), net decreased for the three months ended June 30, 2019, primarily due to state use tax expenses.

Other income (expense), net increased for the six months ended June 30, 2019, primarily due to state use tax expenses.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$916,560	$1,350,014
Working capital	$1,557,743	$1,348,700

Anticipated Uses of Cash

For the six months ended June 30, 2019 and the year ended December 31, 2018, we were able to finance our operations with cash generated through operating activities, and cash on hand. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In 2018, our primary area of investment was professional staff to support our consulting services, including client relationship management, software maintenance costs during the first half of 2018 and staff for administration, sales and marketing activities.

During the six months ended June 30, 2019, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities. We implemented plans at the start of 2019 with the goal of reducing our administrative and operating expenses and focused on increasing our gross profit received from consulting services primarily by increasing the number of consulting service contracts combined with seeking lower cost resources to assist us in providing services under such contracts.

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

Cash Flow – Six months Ended June 30, 2019 and 2018

Operating Activities. Net cash used in operating activities increase to $433,454 for the six months ended June 30, 2019 compared to net cash used in operating activities of $265,142 for the six months ended June 30, 2018. This increase in cash used in 2019 was primarily due to decreased accounts payable and accrues liabilities, increased accounts receivable, and decreased deferred revenue in the first half of 2019 compared to the same period in 2018, being partially offset by an increase in net income of $144,747 during the first half of 2019 compared to the same period in 2018.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in the first six months of 2019 compared to the same period of the prior year. During the six months ended June 30, 2019, DSO was approximately 67 days, up from approximately 60 days during six months ended June, 2018. This increase was largely attributed to the increase in in accounts receivable that outpaced increased sales during the current period. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. There was no cash provided by, or used in, investing activities for six months ended June 30, 2019. There was $4,474 net cash used in investing activities for the six months ended June 30, 2018

Financing Activities. There was no cash provided by, or used in, financing activities for the six months ended June 30, 2019. Net cash used in financing activities for six months ended June 30, 2018 amounted to $8,169 which related to the repayment of a $100,000 CAD note during the period.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

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

The risk factors affecting the Company have not materially changed as of June 30, 2019 from those disclosed in the 2018 Annual Report. However, it is important to note that the risks described in our 2018 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the six-month period ended on June 30, 2019.

Purchases of Equity Securities

During the six months ended June 30, 2019, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August 2019.

MCORPCX, INC.

BY:	/s/ Rajesh Makhija
Rajesh Makhija
Chief Executive Officer

BY:	/s/ Tricia Tomko
Tricia Tomko
Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

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