Form 10-Q
period 2019-09-30
McorpCX, Inc.
filed 2019-11-14
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of November 11, 2019.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$769,145	$1,350,014
Accounts receivable	565,470	343,036
Total current assets	1,334,615	1,693,050
Long term assets:
Property and equipment, net	88,182	90,074
Capitalized software development costs, net	12,070	108,968
Other assets	69,664	72,876
Total assets	$1,504,531	$1,964,968

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$157,596	$220,576
Deferred revenue	97,187	122,238
Lease payable	14,749	-
Other current liabilities	1,682	1,536
Total current liabilities	271,214	344,350
Total liabilities	271,214	344,350
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Additional paid-in capital	6,501,982	6,454,791
Accumulated deficit	(5,268,665)	(4,834,173)
Total shareholders' equity	1,233,317	1,620,618
Total liabilities and shareholders' equity	$1,504,531	$1,964,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue, net
Consulting services	$401,318	$772,081	$2,497,083	$2,567,153
Products and other	51,908	161,755	143,581	385,191
Total revenue, net	453,226	933,836	2,640,664	2,952,344
Cost of goods sold
Labor	304,634	407,421	900,290	1,120,502
Products and other	39,228	215,007	270,138	540,130
Total cost of goods sold	343,862	622,428	1,170,428	1,660,632
Gross profit	109,364	311,408	1,470,236	1,291,712
Expenses
Salaries and wages	282,883	251,111	870,813	684,029
Contract services	54,590	47,202	126,928	161,453
Other general and administrative	289,462	262,851	896,032	749,612
Total expenses	626,935	561,164	1,893,773	1,595,094

Net operating loss	(517,571)	(249,756)	(423,537)	(303,382)

Interest expense	(483)	(645)	(2,238)	(1,048)

Other income (expense), net	(6,399)	(3,775)	(8,717)	(4,532)

Net loss	$(524,453)	$(254,176)	$(434,492)	$(308,962)

Net loss per share-basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2018
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2017	20,426,158	$-	$6,428,997	$(4,422,957)	$2,006,040
Stock based compensation - stock options	-	-	3,087	-	3,087
Net loss	-	-	-	(202,716)	(202,716)
Balance at March 31, 2018	20,426,158	$-	$6,432,084	$(4,625,673)	$1,806,411
Stock based compensation - stock options	-	-	2,781	-	2,781
Net income	-	-	-	147,930	147,930
Balance at June 30, 2018	20,426,158	$-	$6,434,865	$(4,477,743)	$1,957,122
Stock based compensation - stock options	-	-	4,981	-	4,981
Net loss	-	-	-	(254,176)	(254,176)
Balance at September 30, 2018	20,426,158	$-	$6,439,846	$(4,731,919)	$1,707,927

	Nine Months Ended September 30, 2019
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2018	20,426,158	$-	$6,454,791	$(4,834,173)	$1,620,618
Stock based compensation - stock options	-	-	15,558	-	15,558
Net income	-	-	-	4,777	4,777
Balance at March 31, 2019	20,426,158	$-	$6,470,349	$(4,829,396)	$1,640,953
Stock based compensation - stock options	-	-	15,730	-	15,730
Net income	-	-	-	85,184	85,184
Balance at June 30, 2019	20,426,158	$-	$6,486,079	$(4,744,212)	$1,741,867
Stock based compensation - stock options	-	-	15,903	-	15,903
Net loss	-	-	-	(524,453)	(524,453)
Balance at September 30, 2019	20,426,158	$-	$6,501,982	$(5,268,665)	$1,233,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(434,492)	$(308,962)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation, and amortization	98,790	153,074
Operating lease ROU asset amortization	20,498	-
Stock compensation expense	47,191	10,849
Changes in operating assets and liabilities:
Accounts receivable	(222,434)	(207,134)
Other assets	18,546	(35,359)
Accounts payable and accrued liabilities	(62,980)	263,584
Lease liability	(21,083)	-
Other current liabilities	146	2,150
Deferred revenue	(25,051)	(11,714)

Net cash used in operating activities	(580,869)	(133,512)

INVESTING ACTIVITIES
Equipment purchases	-	(4,474)

Net cash used in investing activities	-	(4,474)

FINANCING ACTIVITIES
Repayment of notes payable	-	(8,169)

Net cash used in financing activities	-	(8,169)

Decrease in cash and cash equivalents	(580,869)	(146,155)

Cash and cash equivalents, beginning of period	1,350,014	1,616,076

Cash and cash equivalents, end of period	$769,145	$1,469,921

Supplemental disclosure of cash flow information:
Interest paid	$2,238	$1,048
Non-cash transactions:
ROU asset and operating lease obligation recognized upon adoption of ASU 2016-02	$34,164	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCORPCX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2019 and 2018, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2018, filed on Form 10-K with the SEC on April 1, 2019.  The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year.

Note 2: Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as Accounting Standards Codification Standard 842 - “Leases” (“ASC 842”). ASC 842 supersedes the lease accounting guidance in Accounting Standards Codification 840 “Leases” (“ASC 840”) and requires lessees to recognize a lease liability and a corresponding lease asset for virtually all lease contracts. It also requires additional disclosures about leasing arrangements. The Company’s consolidated financial statements for the periods prior to the adoption of ASC 842 are not adjusted and are reported in accordance with the Company’s historical accounting policy. As of the date of implementation on January 1, 2019, the impact of the adoption of ASC 842 resulted in the recognition of a right of use asset, included in other assets, and lease payable obligation on the Company’s consolidated balance sheets of approximately $34,000. We elected the package of practical expedients permitted under the transition guidance.

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

Note 3. Revenues

Consulting Service Revenues

The Company’s consulting services are project based and include the articulation of customer-centric strategies and implementation roadmaps in support of these strategies. The performance obligation in these projects is the delivery of specific findings reports as it pertains to the analysis of a client customer’s experience. These projects include milestone payments for completion of different phases of the project and are included in the transaction price. These milestone payments are deemed to be fixed because the milestones are within the control of the Company. The projects also include reimbursable expenses, which are part of the transaction price and deemed variable consideration. These reimbursable expenses are estimated at contract inception. Given the confidentiality provisions in the agreement and the nature of the services being performed, the Company has no alternative use for the specific findings report. Therefore, the Company recognizes the transaction price over time, based on percentage of completion of the milestones in the contract.

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

Deferred Revenues (Contract Liabilities)

The Company records deferred revenues when cash payments are received, including amounts which are refundable.

Payment terms vary by customer and the products or services offered. The term between invoicing and when payment is due is not significant. For certain products or services and customer types, full or a partial payment of the entire contract is required before the products or services are delivered to the customer.

The aggregate amount of the fees received from customers that are allocated to each customer’s respective performance obligation that is unsatisfied (or partially unsatisfied) is $97,187 as of September 30, 2019 and included in deferred revenue on the accompanying consolidated balance sheets. The Company expects to recognize revenue of $97,187 in 2019 related to these unsatisfied (or partially unsatisfied) performance obligations. Deferred revenue is not expected to be recognized beyond fiscal year 2019.

During the nine months ended September 30, 2019 and 2018, we recognized revenue of $122,238 and $80,057, related to our contract liabilities included in deferred revenue at December 31, 2018 and 2017, respectively. There was no revenue recognized for the three months ended September 30, 2019 and 2018 related to deferred revenue balances as of December 31, 2018 and 2017.

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

Note 4: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. There were no capitalizable costs during the three and nine months ended September 30, 2019 and 2018.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization, were $12,070 and $108,968 as of September 30, 2019 and December 31, 2018, respectively. Amortization expense incurred during the three months ended September 30, 2019 and 2018 was $19,753 and $48,458, respectively, and during the nine months ended September 30, 2019 and 2018 was $96,898 and $145,375, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

The following table summarizes our stock option activity for the nine months ended September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2018	2,040,000	$0.47	6.63	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(900,000)	0.63	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2019	1,140,000	$0.35	6.50	-

Exercisable at September 30, 2019	680,000	$0.43	4.89	$-

At September 30, 2019, 680,000 stock options were exercisable and $47,191 of total compensation cost related to share-based compensation grants had been recognized for the nine months ended September 30, 2019. Unrecognized compensation expense from stock options was $118,409 at September 30, 2019, which is expected to be recognized over a weighted-average vesting period of 2.13 years beginning October 1, 2019.

There were no options granted during the nine months ended September 30, 2019.

A summary of the status of the Company’s nonvested options as of September 30, 2019, is presented below:

Nonvested options
Number of
Shares
Nonvested options at December 31, 2018	690,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	(230,000)
Nonvested options at September 30, 2019	460,000

Note 6: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the nine months ended September 30, 2019 and 2018, the percentage of sales and the concentrations are:

	2019	2018
Largest client	20%	41%
Second largest client	20%	20%
Third largest client	14%	16%
Next three largest clients	26%	18%
All other clients	20%	5%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full year. These factors raise substantial doubt as to our ability to continue as a going concern. However, we continue to improve our core consulting services revenue and are seeking ways and have implemented plans to reduce operating cost in order to increase our net operating income. In an effort to reduce operating losses and generate positive cash flow, we have initiated cost containment plans that include but are not limited to an agreement with the Interim Chief Executive Officer that he will not take any cash compensation from the Company until such time that he and the Board mutually determine.  We continue to focus on our sales pipeline of new business and our cost reduction plans to improve upon our positive working capital of $1,063,401 at September 30, 2019.  These measures combined with our positive working capital position should enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 8: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three and nine months ended September 30, 2019 and 2018, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 680,000 and 1,350,000 for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(524,453)	$(254,176)	$(434,492)	$(308,962)
Basic and diluted weighted average
common shares outstanding	20,426,158	20,426,158	20,426,158	20,426,158

Net loss per share, basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.02)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. With the exception of the policy adoptions discussed in Note 2 of the Notes to the Consolidated Financial Statements included with this report, such policies were unchanged during the nine months ended September 30, 2019.

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

There are many potential unforeseen and significant market and competitive risks associated with our current products and services. Though we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, neither product has generated significant sales revenue to date, and we cannot predict the timing or probability of generating material sales revenue from either of them. Further, as of the date of this report, we have yet to engage the necessary development, client support, and sales staff required to identify, develop, and close material product sales opportunities that we believe are required to achieve our product sales and revenue growth objectives. We also believe that our current software capabilities are more limited in scope than our desired final software platform and as such, significant further software development expenditures will be required, which at this time the Company is not prepared to make. Consequently, during the second half of 2017 we stopped further development of our software products, and in 2018 we suspended actively selling Touchpoint Mapping and McorpCX | Persona until we more fully assess the roadmap to make these products more marketable to clients. As a result, revenues from our consulting services provided to our clients represented a majority of our revenue in 2018 and for the nine months ended September 30, 2019, and management believes that consulting services will remain our most significant revenue source for the foreseeable future.

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

Summary of Financial Results

Select financial highlights for the three and nine months ended September 30, 2019:

●

Total revenue decreased by 51% from $933,836 during the third quarter of 2018 to $453,226 during the third quarter of 2019, and decreased by 11% from $2,952,344 during the first nine months of 2018 to $2,640,664 during the first nine months of 2019.

●

Gross profit decreased by 65% from $311,408 in the third quarter of 2018 to $109,364, in the third quarter of 2019, but increased by 14% from $1,291,712 in the first nine months of 2018 to $1,470,236 in the first nine months of 2019.

●

We recorded net loss of $524,453 in the third quarter of 2019, compared to net loss of $254,176 for the third quarter of 2018. Net loss was $434,492 in the first nine months of 2019 compared to a net loss of $308,962 for the first nine months of 2018.

●

The Company reported EBITDA(1) of $(503,586) and $(333,464) in the third quarter and first nine months of 2019, respectively, compared to an EBITDA of  $(204,478) and $(154,840) and in the third quarter and first nine months of 2018, respectively.

●	The Company had a cash balance of $769,145 at September 30, 2019 compared to a cash balance of $1,350,014 at December 31, 2018.

(1) We define EBITDA as net income (loss) plus interest, tax, depreciation and amortization expenses. We consider EBITDA to be a meaningful supplement to net income (loss) as a performance measure primarily because depreciation and amortization expenses are not actual cash costs, and interest and tax expenses are not related to our direct operating activities. See page 15 for a reconciliation of net income (loss) to EBITDA.

Sources of Revenue

Our revenue consists primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses. Through May 31 of this year, revenue was also derived from software-enabled product sales. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses. Product revenue was from productized and software-enabled service sales not elsewhere classified.

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

We anticipate that fees for professional and consulting services will remain our most significant revenue source in the foreseeable future. We have not obtained material stand-alone sales commitments for Touchpoint Mapping or McorpCX | Persona, and do not anticipate being able to do so until we engage the necessary development, product support, and sales and marketing staff to further develop our software products and execute product sales opportunities. During the second half of 2017, we stopped further development of our software products and in 2018 we suspended actively selling Touchpoint Mapping and McorpCX | Persona in order to re-assess the product roadmap to better define the future direction of our software platform. On May 31, 2019, the last remaining contract for Touchpoint Mapping was closed, and we believe no further revenue will be recognized from this date, unless we decide to resume actively selling our software products and obtain material stand-alone sales commitments for them.

Subscription agreements for our software solutions have been offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which have included related setup, upgrades, hosting and support. Professional services have included consulting fees related to implementation, customization, configuration, training and other services.

When we were actively selling the products, we found that the implementation stage of on-demand software and software-enabled services engagements (the time between a client placing an order to the live deployment of our product ordered) averaged between 30 and 45 days. We typically invoiced clients upon inception of subscription agreements for setup and total subscription fees contracted over the term of the agreements, with payment due within 30 days. We then recognized the subscription fee revenue, including any associated professional services or separate set-up fee revenue, on a straight-line basis over the life of the agreement.

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

Results of Operations

			Change from	Percent Change
Revenue	2019	2018	Prior Year	from Prior Year
Three Months Ended September 30,	$453,226	$933,836	$(480,610)	(51%	)
Nine Months Ended September 30,	$2,640,664	$2,952,344	$(311,680)	(11%	)

Overall, the 51% decrease in revenue for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was attributed to a 48% decrease in consulting services revenue and 68% decrease in products and other revenue for the three months ended September 30, 2019 compared to the same quarter in 2018. The decrease in consulting services revenue from $772,081 in the third quarter of 2018 to $401,318 for the three months ended September 30, 2019 was primarily the result of the scope of consulting projects worked on by the Company during the third quarter of 2019 being less than the scope of the consulting projects worked on in the same quarter of 2018. Additionally, consulting services revenues were reduced by $43,966 in the third quarter of 2019 as a result of actual expense reimbursement revenue being less than the forecast expense reimbursement revenue that had previously been recognized by the Company. The decrease in products and other revenue from $161,755 in the third quarter of 2018 to $51,908 for the three months ended September 30, 2019 was primarily the result of our decision to suspend selling each of our software products in 2018 combined with a decrease in reimbursable expense income during the current quarter compared to the same quarter of 2018.

Overall, the 11% decrease in revenue for the first nine months of 2019 compared to the first nine months of 2018 was primarily attributed to a 63% decrease in product and other revenue for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in product and other revenue from $385,191 to $143,581 for the nine months ended September 30, 2018 and 2019, respectively, was primarily the result of our decision to suspend selling each of our software products in 2018 combined with a decrease in reimbursable expense mostly resulting from less travel required to execute the projects during the first nine months of 2019 compared to the same period in 2018.  There was also a slight decrease of 3% in consulting services revenue for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in consulting services revenue from $2,567,153 in the first nine months of 2018 to $2,497,083 for the nine months ended September 30, 2019 was primarily the result of increased consulting services revenue in the first half of 2019 being more than offset by decreased consulting services revenue in the third quarter for the reasons discussed above.

			Change from	Percent Change
Cost of Goods Sold	2019	2018	Prior Year	from Prior Year
Three Months Ended September 30,	$343,862	$622,428	$(278,566)	(45%	)
Nine Months Ended September 30,	$1,170,428	$1,660,632	$(490,204)	(30%	)

Cost of goods sold decreased by $278,566 for the three months ended September 30, 2019, compared to the same period in 2018 primarily as a result of a 25% decrease in professional fees and a 85% decrease in reimbursable expenses during the current quarter compared to the same quarter of 2018. The decrease in professional fee costs from $407,421 in the third quarter of 2018 to $304,634 for the three months ended September 30, 2019 was primarily the result of a decrease in billings from our contract consultants used to support our consulting services mostly due to reduced consulting services provided to clients during the current quarter compared to the same quarter of 2018. The decrease in reimbursable expenses from $153,896 in the third quarter of 2018 to $23,064 for the three months ended September 30, 2019 was primarily the result of less contracts and lower requirements for travel and other reimbursable costs on those contracts.

Cost of goods sold decreased by $490,204 for the nine months ended September 30, 2019, compared to the same period in 2018 primarily as a result of 20% decrease in professional fees and 64% decrease in reimbursable expenses during the first nine months of 2019 compared to the same period on 2018. The decrease in professional fees from $1,120,502 in the first nine months of 2018 to $900,290 for the nine months ended September 30, 2019 was primarily the result of a decrease in billings from our contract consultants due to less consulting revenue volume described above. The decrease in reimbursable expenses from $344,903 in the first nine months of 2018 to $123,095 for the nine months ended September 30, 2019 was primarily the result of reduction in reimbursable research costs required under the specific contracts.

			Change from	Percent Change
Net Operating Income (Loss)	2019	2018	Prior Year	from Prior Year
Three Months Ended September 30,	$(517,571)	$(249,756)	$(267,815)	107%
Nine Months Ended September 30,	$(423,537)	$(303,382)	$(120,155)	(40%	)

For the three months ended September 30, 2019 we had net operating loss of $517,571 compared to a net operating loss of $249,756 for the three months ended September 30, 2018. The increase in net operating loss in the current quarter was primarily a result of decreased total revenues, and an increase in general and administrative costs being partially offset by decrease in costs of goods sold when compared to the same period in 2018.

For the three months ended September 30, 2019 we had net loss of $524,453 compared to a net loss of $254,176 for the three months ended September 30, 2018, and EBITDA decreased by $299,108 to a loss of $503,586 for the three months ended September 30, 2019 compared to a loss of $204,478 for the three months ended September 30, 2018.

For the nine months ended September 30, 2019 we had net operating loss of $423,537 compared to a net operating loss of $303,382 for the nine months ended September 30, 2018. The increase in net operating loss in the first nine months of 2019 was primarily a result of decreased total revenues, and an increase in general and administrative costs being partially offset by decrease in costs of goods sold when compared to the same period in 2018.

For the nine months ended September 30, 2019 we had net loss of $434,492 compared to a net loss of $308,962 for the nine months ended September 30, 2018, and EBITDA decreased by $178,624 to a loss of $333,464 for the nine months ended September 30, 2019 compared to loss of $154,840 for the nine months ended September 30, 2018.

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net Loss	$(524,453)	$(254,176)	$(434,492)	$(308,962)
Depreciation and Amortization	20,384	49,053	98,790	153,074
Interest expense	483	645	2,238	1,048

EBITDA	$(503,586)	$(204,478)	$(333,464)	$(154,840)

			Change from	Percent Change
Salaries and Wages	2019	2018	Prior Year	from Prior Year
Three Months Ended September 30,	$282,883	$251,111	$31,772	13%
Nine Months Ended September 30,	$870,813	$684,029	$186,784	27%

Salaries and wages increased by $31,772 during the three months ended September 30, 2019 compared to the same period in 2018 primarily due to an increase in the number of executives in the current quarter compared to the same quarter in 2018.

Salaries and wages increased by $186,784 during the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to increase executive salaries from an increase in the number of executive officers in connection with our corporate restructuring in August 2018.

We did not incur any software development costs for the three and nine months ended September 30, 2019 primarily due to the decision to curtail additional software development halfway through 2017.

			Change from	Percent Change
Contract Services	2019	2018	Prior Year	from Prior Year
Three Months Ended September 30,	$54,590	$47,202	$7,388	16%
Nine Months Ended September 30,	$126,928	$161,453	$(34,525)	(21%	)

Contract services for the three months ended September 30, 2019 increased compared to the same period in the prior year primarily due to an increase in marketing costs, being partially offset by a decrease in corporate and investor relations costs in the current quarter compared to the same quarter in 2018. Contract services expenses decreased during the nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to finance and administration services provided by contractors in the first nine months of 2018, which were not required in the first nine months of 2019.

			Change from	Percent Change
Other General and Administrative	2019	2018	Prior Year	from Prior Year
Three Months Ended September 30,	$289,462	$262,851	$26,611	10%
Nine Months Ended September 30,	$896,032	$749,612	$146,420	20%

Other general and administrative costs increased $26,611 and $146,420 during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, primarily due to increases in computers and software and travel expenses being partially offset by decreases in professional fees, rent, and marketing and promotion costs.

			Change from	Percent Change
Other Income (Expense), net	2019	2018	Prior Year	from Prior Year
Three Months Ended September 30,	$(6,399)	$(3,775)	$(2,624)	70%
Nine Months Ended September 30,	$(8,717)	$(4,532)	$(4,185)	92%

Other expense increased for the three months ended September 30, 2019 compared to the third quarter of 2018, primarily due to increased state use tax expenses in the current quarter compared to the same quarter of 2018.

Other expense increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to increased state use tax expenses in the current quarter compared to the same period of 2018.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$769,145	$1,350,014
Working capital	$1,063,401	$1,348,700

Anticipated Uses of Cash

For the nine months ended September 30, 2019 and the year ended December 31, 2018, we were able to finance our operations with cash generated through operating activities, and cash on hand. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In 2018, our primary area of investment was professional staff to support our consulting services, including client relationship management, software maintenance costs during the first nine months of 2018 and staff for administration, sales and marketing activities.

During the nine months ended September 30, 2019, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities. We implemented plans at the start of 2019 with the goal of growing our sales pipeline to create more consistency in our revenues which required a greater level of expenses associated with the cost of sales and marketing.  We plan to continue to focus on sales pipeline growth so that we can more reliably hire lower cost employees versus utilizing independent contractors to execute upon our consulting projects.

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

Cash Flow – Nine months Ended September 30, 2019 and 2018

Operating Activities. Net cash used in operating activities increased to $580,869 for the nine months ended September 30, 2019 compared to net cash used in operating activities of $133,512 for the nine months ended September 30, 2018. This increase in cash used in 2019 was primarily due to decreased accounts payable and accrued liabilities, combined with an increase in net loss of $125,530 in the first nine months of 2019 compared to the same period in 2018.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in the first nine months of 2019 compared to the same period of the prior year. During the nine months ended September 30, 2019, DSO was approximately 58 days, up from approximately 45 days during nine months ended September, 2018. This increase was largely attributed to the increase in accounts receivable and decrease in sales during the current period. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. There was no cash provided by, or used in, investing activities for nine months ended September 30, 2019. There was $4,474 net cash used in investing activities for the nine months ended September 30, 2018.

Financing Activities. There was no cash provided by, or used in, financing activities for the nine months ended September 30, 2019. Net cash used in financing activities for nine months ended September 30, 2018 amounted to $8,169 which related to the repayment of a $100,000 CAD note during the period.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2019.

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

The risk factors affecting the Company have not materially changed as of September 30, 2019 from those disclosed in the 2018 Annual Report. However, it is important to note that the risks described in our 2018 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the nine-month period ended on September 30, 2019.

Purchases of Equity Securities

During the nine months ended September 30, 2019, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November 2019.

MCORPCX, INC.

BY:	/s/ Gregg Budoi
Gregg Budoi
Chief Executive Officer

BY:	/s/ Tricia Tomko
Tricia Tomko
Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.3	Amended Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.4	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amended Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3. 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 24, 2015).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

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