Form 10-K
period 2019-12-31
McorpCX, Inc.
filed 2020-03-27
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54918

MCORPCX, INC.

(Exact name of registrant as specified in its charter)

California	26-0030631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Spear Street, Suite 1100

San Francisco, CA 94105

(Address of principal executive offices, including zip code)

(415) 526-2655

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   YES ☐ NO ☒

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2019 the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common stock on the OTCQB Venture Marketplace on such date, was approximately $657,768.

At March 26, 2020, 20,426,158 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

	PART I	3

Item 1.	Business.	3
Item 1A.	Risk Factors.	7
Item 1B.	Unresolved Staff Comments.	12
Item 2.	Properties.	12
Item 3.	Legal Proceedings.	12
Item 4.	Mine Safety Disclosure.	12

	PART II	13

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	13
Item 6.	Selected Financial Data.	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 8.	Financial Statements and Supplementary Data.	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	25
Item 9A.	Controls and Procedures.	25
Item 9B.	Other Information.	26

	PART III	26

Item 10.	Directors, Executive Officers and Corporate Governance.	26
Item 11.	Executive Compensation.	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	39
Item 14.	Principal Accountant Fees and Services.	40

	PART IV	41

Item 15.	Exhibits and Financial Statement Schedules.	41

Signatures		43

Exhibit Index		41

PART I

ITEM 1.	BUSINESS.

General

McorpCX, Inc. (“we,” “us,” “our,” or the “Company”) was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During the first quarter of 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc.

We are a customer experience services company, delivering consulting and technology solutions to customer-centric organizations. Our professional and related services include a range of customer experience management services such as research, training, strategy consulting and process optimization. Currently we are engaged in the business of delivering consulting and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities. Going forward we will focus on developing and/or acquiring new technology solutions as part of our overall strategy. This supports our vision as a technology and service provider.

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

We maintain our primary business address at 201 Spear Street, Suite 1100, San Francisco, CA 94105. Our telephone number is (415) 526-2655. Our registered agent for service of process is Northwest Registered Agents, Inc. Our web address is http://www.mcorp.cx. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, amendments to those reports and other Securities and Exchange Commission, or “SEC”, filings are available free of charge through our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at www.sec.gov.

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

Products and Services

Our primary revenue source comes from consulting and professional services including research, training, strategy consulting and process optimization. To add value to our customers, we have developed technology products that support customer insight and understanding for our consulting clients. We will focus on developing and/or acquiring new technology solutions as part of our overall strategy. This focus supports our vision as a technology and service provider. Together, our services and products are designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We serve a wide variety of industries and customer sizes.

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

Software

We have developed two SaaS-based software solutions, Touchpoint Mapping On Demand, referred to as “Touchpoint Mapping” and McorpCX | Persona, which are each designed to be delivered through a cloud-based platform. The Touchpoint Mapping platform can provide access to survey deployment, the ability to manage customer data, and access to customer-driven business intelligence (BI) by displaying data in a series of online dashboards. The McorpCX | Persona platform is intended to provide the ability to create, manage, access and share customer persona, with the intention of helping to digitize and automate the persona development process. In addition, we utilize licensed third party software with many of our clients to provide analytics and execute our client engagements. During the second half of 2017, we stopped further development of our exiting CX software products in order to re-assess the product roadmap to better define the future direction of our software platform, and in 2018 we suspended future sales of both Touchpoint Mapping and McorpCX | Persona. We intend to continue to focus on developing and/or acquiring technology solutions as part of our overall offerings to our customers. This focus supports are vision as a technology and service provider.

Our Strategy

Since our founding, we have been focused on customer experience improvement. The methodologies we have developed and deliver as a professional services firm have formed the foundation for our CX consulting, advisory and analytic expertise. We will focus on developing and/or acquiring new technology solutions. This focus supports are vision as a technology and service provider.

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

As of the date of this report, we have yet to engage the necessary development and client support or sales staff required to identify, develop, and close material product sales opportunities which we believe is required to achieve our product sales and revenue growth objectives. In addition, we believe that our current software capabilities are more limited in scope than our desired final software platform and as such, we will require significant further software development expenditures. Consequently, revenues from our consulting services provided to our clients continued to represent a majority of our revenue in 2019. To support our vision as a provider of technology and services to our customers, management plans to focus on developing and/or acquiring new technology solutions.

The Company is in the process of determining the optimal path forward for our software products based on current market dynamics, the competitive environment and customer feedback. We continue to evaluate various potential strategies with the goal of improving our ability to achieve additional revenue and profit growth for our software products. These possible strategies, which are generally focused on ways to create a more complete slate of customer experience solutions for our clients, may include further software or technology development expenditures, pursuit of merger, acquisitions or joint ventures with companies that provide complimentary products and services, software licensing arrangements, and investment in additional infrastructure within our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario.  In addition, we may require financing to pursue these strategies that is beyond our current financial resources.  Accordingly, there is no assurance that we will be able to pursue any strategies that are identified by our board of director.

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

Dependence on Major Customers

The Company sells its products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales concentrated among a few large clients. For the twelve months ended December 31, 2019 and 2018, the percentage of the Company’s total sales to its largest customer was 28% and 35%, respectively, while sales to the Company’s second largest customer accounted for 18% and 29%, respectively of the Company’s total sales over those same time periods. See “Note 7 Concentrations” in the Notes to Consolidated Financial Statements in this report.

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

As of December 31, 2019, we own, through McorpCX LLC, four issued U.S. trademarks. The issued U.S. trademarks that we own are expected to expire between August 2020 and February 2027. Our trademarks include Touchpoint Mapping, MCORP., Loyalty Mapping and Touchpoint Metrics.

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

Employees

At the end of 2019 we had six full-time employees and fourteen independent contractors. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and consider relations with our employees to be good. We intend to hire more employees and independent contractors on an as-needed basis.

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

During the years ended December 31, 2019 and 2018, we incurred net operating losses of approximately $0.8 million and $0.4 million, respectively. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to retain and expand our existing customer base and our ability to increase our revenues through the sale of our services and products.

There are many potential unforeseen and significant market and competitive risks associated our current products and services. Although we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, we cannot predict the timing or probability of generating material sales revenue from either of them. As of the date of this report, we have yet to engage the necessary sales and marketing staff or the capabilities required to identify, develop, and close material product sales opportunities, and currently lack sufficient resources to market and sell our products in the manner which we believe is required to achieve our product sales and revenue growth objectives. In addition, we believe that our current CX software capabilities are more limited in scope than our desired final software platform and as such, we will focus on developing and/or acquiring new technology solutions. This focus supports our vision as a technology and service provider. Further, during the second half of 2017, we stopped further development of our CX software products in order to re-assess the product roadmap to better define the future direction of our software platform, and in 2018 we suspended future sales of both Touchpoint Mapping and McorpCX | Persona until we further assess the platform and the commercial viability of our software products in their current state. We can give no assurance that we will resume development or sales of either of our software products. Our consulting services business is project based, and as such there is no guarantee that past or current success in this area will lead to future revenue. It is our expectation that numerous unforeseen challenges will be encountered as we work to develop, market, distribute and sell our services and products. We cannot assure you that that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Our ability to achieve our objectives will stem in large part from our ability to develop and/or acquire new technology solutions., the licensing and adoption of our systems and methodologies, the development of direct and indirect sales and distribution channels through which we can distribute our products and services, and/or the definition and execution of other strategic plans. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses required to achieve our objectives and not generating revenues sufficient to generate profits. We cannot guarantee that we will be successful in generating sufficient revenues in the future. Failure to generate profits from operations may cause our business to fail.

Business or economic disruptions or global health concerns beyond our control could seriously harm our business and results of operations.

Broad-based business or economic disruptions could adversely affect our ongoing or planned business activities. For example, beginning in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. The outbreak has prompted precautionary government-imposed closures of certain travel and businesses. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

We are dependent on Michael Hinshaw, the President of McorpCX LLC to guide our consulting operations and we may be faced with interruptions and challenges to continuing our business if we were to lose the services of Mr. Hinshaw.

Our continuing consulting operations depend on the efforts, abilities and resources of Michael Hinshaw, the President of McorpCX LLC. Mr. Hinshaw plays an integral role in among other things:

●	acquiring new clients for our consulting services;

●	managing the relationships with our current clients and overseeing the consulting and product services provided to such clients; and

●	providing thought leadership content for the Company and its clients.

Since we believe there is currently no other employee of the Company who has both the ability and the resources to perform the services to the Company that Mr. Hinshaw is currently performing, if we lose the services of Mr. Hinshaw, we may have to cease operations.

If we do not attract new customers, we will not make a profit, which ultimately will result in a cessation of operations.

Our ability to maintain operations is predicated upon being retained to provide technology enabled products and services that improve customer experience management capabilities for corporations. As of December 31, 2019, we had approximately 6 customers active and 17 customers total for the year ended December 31, 2019. If we are unable to attract and maintain an adequate customer base to generate revenues, we will have to suspend or cease operations.

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

We have limited access to financing and capital to fund our operations

We primarily generate cash to fund our business operations from our business operations and from the proceeds from a private placement completed in 2016. However, since we have incurred net losses in each of 2016 through 2019, there is no assurance that our cash from operations will be sufficient to fund our business operations on an ongoing basis. Accordingly, we may require additional financing to continue our operations. We do not have any arrangements in place for any future debt or equity financing and there is no assurance that any financing would be available to us if required.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

For the year ended December 31, 2019, the Company had a net loss of $760,955.  In addition, the Company had a net loss of $411,216 for the year ended December 31, 2018. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common shares.

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

Because we have only five officers and five directors who are responsible for our managerial and organizational structure, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only five officers and five directors. These persons are responsible for our managerial and organizational structure, which include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. As such, they are responsible for the administration of the Company’s internal controls. Should they not properly administer the Company’s internal controls, we may be subject to sanctions and fines by the SEC.

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles. Management determined that this was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. See Item 9A Controls and Procedures – Internal Control Over Financial Reporting for more information. Although management has taken steps in 2019 to address the deficiencies in our internal controls, the Company currently does not have sufficient internal controls over financial reporting which could limit investment in the Company’s securities and expose the Company to SEC fines or administrative sanctions.

There is no assurance that we will be able to update our Touchpoint Mapping software or our McorpCX | Persona solution to incorporate features that our customers and potential customers require

Our Touchpoint Mapping software and our McorpCX | Persona solution have not been upgraded and ceased to be a functioning technology and any enhancements will be based on our understanding of the features that potential customers will require. However, there is no assurance that any enhancements we incorporate into updated Touchpoint Mapping or McorpCX | Persona software will provide our customers and potential customers with the features and functionality that they require. Accordingly, there is no assurance that we will be able to achieve material sales of our Touchpoint Mapping or McorpCX | Persona software on a stand-alone basis once further development is completed.

There are legal restrictions on the resale of our shares of common stock, including penny stock regulations under the United States federal securities laws. These restrictions may adversely affect the ability to resell our shares of common stock.

We anticipate that our common shares will continue to be subject to the penny stock rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules regulate broker/dealer practices for transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00. The penny stock rules require broker/dealers to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker/dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The transaction costs associated with penny stocks are high, reducing the number of broker-dealers who may be willing to engage in the trading of our shares. These additional penny stock disclosure requirements are burdensome and may reduce all of the trading activity in the market for our common stock. As long as the common stock is subject to the penny stock rules, our shareholders may find it more difficult to sell their shares.

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

In addition, many of our information technology systems, such as those we use for administrative functions, including human resources, payroll, accounting and internal and external communications, as well as the information technology systems of our third-party business partners and service providers, whether cloud-based or hosted in proprietary servers, contain personal, financial or other information that is entrusted to us by our customers and personnel. Many of our information technology systems also contain proprietary and other confidential information related to our business, such as business plans and research and development initiatives. To the extent we or a third party were to experience a material breach of our or such third party’s information technology systems that results in the unauthorized access, theft, use, destruction or other compromises of our customers’ or personnel’s data or confidential information stored in such systems, including through cyber-attacks or other external or internal methods, it could result in a violation of applicable privacy and other laws, and subject us to litigation and governmental investigations and proceedings, any of which could result in our exposure to material liability.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks or natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks or natural disasters, could create economic and financial disruptions and could lead to operational difficulties (including travel limitations) that could impair our ability to manage or operate our business and adversely affect our results of operations.

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

Market Information

Our common stock is traded in the United States on the OTCQB Venture Marketplace, operated by the OTC Markets Group under the symbol “MCCX.” and on the TSX Venture Exchange in Canada under the symbol “MCX”.

Holders

There are 44 holders of record for our common stock as of March 27, 2020 and there are a total of 20,426,158 shares of common stock outstanding as of such date. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2019 with respect to compensation plans under which shares of our common stock may be issued.

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
[1]
Equity compensation plans approved by security holders	1,140,000	$0.35	902,616
Equity compensation plans not approved by securities holders	None	None	None

Total	1,140,000	$0.35	902,616

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

During the three months ended December 31, 2019, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

There are many potential unforeseen and significant market and competitive risks associated with our current products and services. Though we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, neither product has generated significant sales revenue to date, and we cannot predict the timing or probability of generating material sales revenue from either of them. Further, as of the date of this report, we have yet to engage the necessary development, client support, and sales staff required to identify, develop, and close material product sales opportunities that we believe are required to achieve our product sales and revenue growth objectives. We also believe that our current software capabilities are more limited in scope than our desired final software platform and as such, significant further software development expenditures will be required. Consequently, during the second half of 2017 we stopped further development of our software products, and in 2018 we suspended actively selling Touchpoint Mapping and McorpCX | Persona until we more fully assess the roadmap to make these products more marketable to clients. As a result, revenues from our consulting services provided to our clients represented a majority of our revenue in 2018 and for the twelve months ended December 31, 2019, and management believes that consulting services would remain our most significant revenue source for the foreseeable future unless fundamental strategic changes are initiated.

The Company is in the process of determining the optimal path forward for our software products based on current market dynamics, the competitive environment and customer feedback. We continue to evaluate various potential strategies with the goal of improving our ability to achieve additional revenue and profit growth for our software products. These possible strategies, which are generally focused on ways to create a more complete slate of customer experience solutions for potential clients, include further software or technology development expenditures, pursuit of merger, acquisitions or joint ventures with companies that provide complimentary products and services, software licensing arrangements, and investment in additional infrastructure within our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we may require financing to pursue these strategies that is beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategies that are identified by our board of directors. .

We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Sources of Revenue

Our revenue consists primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses mostly through the operations of McopCX LLC. Through May 31 of this year, revenue was also derived from the Company’s software-enabled product sales. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses. Product revenue was from productized and software-enabled service sales not elsewhere classified.

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

During the second half of 2017, we stopped further development of our software products and in 2018 we suspended actively selling Touchpoint Mapping and McorpCX | Persona in order to re-assess the product roadmap to better define the future direction of our software platform. On May 31, 2019, the last remaining contract for Touchpoint Mapping was closed, and we believe no further revenue will be recognized from this date, unless we decide further develop, upgrade and provide support to resume actively selling our software products and obtain material stand-alone sales commitments for them.

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

Results of Operations

	Year Ended		Change from	Percent Change
	2019	2018	Prior Year	from Prior Year
Revenue	$3,240,009	$3,987,199	$(747,190)	(19%)

Overall, the 19% decrease in year over year revenue was attributed to a 14% decrease in consulting services revenue and a 56% decrease in products and other revenue in 2019 compared to the prior year. The decrease in consulting services revenue from $3,545,199 in 2018 to $3,045,591 in 2019 was primarily the result of the loss of a major client account. Product and other revenue largely consisted of reimbursable expense income, which decreased to $181,264 in 2019 from $412,612 in 2018, as well as product revenue, which decreased to $13,154 in 2019 from $29,388 in 2018. Overall, the decrease in product and other revenue from $442,000 for the year ended December 31, 2018 to $194,418 for 2019 was primarily the result of our decision to suspend selling each of our software products in 2018 combined with a decrease in reimbursable expense mostly resulting from less travel required to execute the projects in 2019 compared to the same period in 2018.

	Year Ended		Change from	Percent Change
	2019	2018	Prior Year	from Prior Year
Cost of Goods Sold	$1,501,372	$2,164,240	$(662,868)	(31%	)

Cost of goods sold decreased by $662,868, for the year ended December 31, 2019, compared to 2018 primarily as a result of 23% decrease in professional fees and 53% decrease in reimbursable expenses during 2019 compared to 2018. The decrease in professional fees from $1,495,464 in 2018 to $1,150,280 for 2019 was primarily the result of a decrease in billings from our contract consultants mostly due to less consulting revenue volume described above. The decrease in reimbursable expenses from $391,570 in 2018 to $185,092 for 2019 was primarily the result of reduction in reimbursable research costs required under the specific contracts. The remainder of the decrease in cost of goods sold in 2019 compared to 2018 were mostly attributable to a decrease in amortization of capitalized software development costs as well as a reduction in vendor and non-reimbursable expenses in 2019 compared to the prior year.

	Year Ended		Change from	Percent Change
	2019	2018	Prior Year	from Prior Year
Net Operating Income (Loss)	$(755,487)	$(404,215)	$(351,272)	87%

For the year ended December 31, 2019 we had a net operating loss of $755,487 compared to a net operating loss of $404,215 for the year ended December 31, 2018. The increase in net operating loss for the current year compared to prior year was primarily a result of decreased total revenues, and an increase in general and administrative costs being partially offset by decrease in costs of goods sold in 2019 when compared to 2018. EBITDA decreased by $437,416 to a loss of $646,536 for the year ended December 31, 2019 compared to a loss of $209,120 for the year ended December 31, 2018.

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

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Year Ended
	December 31,
	2019	2018

Net Loss	$(760,955)	$(411,216)
Depreciation and Amortization	111,491	200,917
Interest expense	2,928	1,179
EBITDA	$(646,536)	$(209,120)

	Year Ended		Change from	Percent Change
	2019	2018	Prior Year	from Prior Year
Salaries and Wages	$1,128,790	$1,042,077	$86,713	8%

Expenses attributable to salaries and wages increased by $86,713 during the year ended December 31, 2019 compared to 2018 mostly due to an increase in executive salaries in 2019 mainly resulting from an increase in the number of executive officers in 2019 in connection with our corporate restructuring in August 2018. The Company also experienced an increase of $37,300 in stock based compensation expenses in 2019 compared to 2018 primarily due to a portion of the stock options granted in 2018 becoming exercisable in 2019.

	Year Ended		Change from	Percent Change
	2019	2018	Prior Year	from Prior Year
Contract Services	$182,259	$210,848	$(28,589)	(14%	)

Contract services expenses decreased during the year ended December 31, 2019 compared to 2018 primarily due to finance and administration services provided by contractors in 2018, which were not required in 2019.

	Year Ended		Change from	Percent Change
	2019	2018	Prior Year	from Prior Year
Other General and Administrative	$1,183,075	$974,249	$208,826	21%

Other general and administrative costs increased for the year ended December 31, 2019 compared to 2018 primarily due to an increase in sales and marketing expenses of $118,191 mostly related to attendance at industry trade conferences and increases in content marketing to attract new clients, and a focus on account management to expand sales to existing clients. Other increases included computer and software, insurance and tax expenses, travel, and dues and subscriptions which increased by $33,281, $12,024, $29,183, and $23,796, respectively. These increases were primarily due to additional software licenses supporting consulting delivery services and a new partnership fee incurred in connection with the pursuit of joint sales opportunities. These were partially offset by a decrease in professional fees and legal fees of $7,621 mostly due to restructuring costs incurred in the prior year.

	Year Ended		Change from	Percent Change
	2019	2018	Prior Year	from Prior Year
Other Expense	$(2,540)	$(5,822)	$3,282	(56%	)

Other expense decreased in 2019 compared to 2018 primarily due to a decrease in state use tax expenses.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$588,848	$1,350,014
Working capital	$779,762	$1,348,700

Anticipated Uses of Cash

As of December 31, 2019, our cash and cash equivalents and working capital had decreased to $588,848 and $779,762, respectively, from $1,350,014 and $1,348,700 as of December 31, 2018. Decreases in cash were primarily driven by an increase in accounts receivable and decrease in accounts payable at year end in addition to an increase in our net loss for the year of $349,739.

For the twelve months ended December 31, 2019 and the year ended December 31, 2018, we were able to finance our operations with cash generated through operating activities, and cash on hand. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the year ended December 31, 2019, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities.

We currently plan to fund our expenditures with cash flows generated from ongoing operations, or new revenue sources, and/or if needed, the possibility may exist to raise additional capital through debt financing and/or through sales of common stock. We do not intend to pay dividends in the foreseeable future. Based upon the current level of our pipeline of signed contracts and pipeline of potential new projects plus our current expectations for future periods in light of the current economic environment, we believe that cash flow from operations and available cash will be adequate to finance the capital requirements for our business during the next 12 months.

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

Cash Flow for the Years Ended December 31, 2019 and 2018

Operating Activities. Net cash used in operating activities increased to $761,166 for the year ended December 31, 2019 compared to $252,309 for the year ended December 31, 2018. This increase in cash used in 2019 compared to 2018 was primarily the result of cash used in connection with a decrease in deferred revenue and increased accounts receivables, combined with an increase in net loss of $349,739 in the current year compared to the previous year as well as a decrease in cash provided in connection with depreciation expense in 2019 compared to the prior year.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in 2019 compared to the prior year. During the year ended December 31, 2019, DSO was approximately 55 days, up from approximately 31 days during the year ended December 31, 2018. This increase was largely attributed to the increase in accounts receivable and decrease in sales during the current period. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. There was no cash provided by, or used in, investing activities for the year ended December 31, 2019. There was $5,584 cash used in investing activities for the year ended December 31, 2018.

Financing Activities. There was no cash provided by, or used in, financing activities for the year ended December 31, 2019. Net cash used in financing activities for year ended December 31, 2018 amounted to $8,169 which related to the repayment of a note during the period.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2019.

Contractual Obligations

We lease two facilities in northern California, under operating leases one expiring in 2020 and the other which we lease on a month-to-month basis. We do not have any debt capital lease obligations. As of December 31, 2019, the estimated future payments under this operating lease (including rent escalation clauses) for 2020 is $7,692 less imputed interest of $153. There are no estimated future payments after 2020.

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

MCORPCX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

McorpCX, Inc.

San Francisco, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McorpCX, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and negative operating cash flows that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 27, 2020

McorpCX, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

Assets
Current assets:
Cash and cash equivalents	$588,848	$1,350,014
Accounts receivable	486,317	343,036
Total current assets	1,075,165	1,693,050
Long term assets:
Property and equipment, net	87,551	90,074
Capitalized software development costs, net	-	108,968
Other assets	55,444	72,876
Total assets	$1,218,160	$1,964,968

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$253,824	$220,576
Deferred revenue	32,358	122,238
Lease payable	7,539	-
Other current liabilities	1,682	1,536
Total current liabilities	295,403	344,350
Total liabilities	295,403	344,350
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at December 31, 2019 and December 31, 2018	-	-
Additional paid-in capital	6,517,885	6,454,791
Accumulated deficit	(5,595,128)	(4,834,173)
Total shareholders' equity	922,757	1,620,618
Total liabilities and shareholders' equity	$1,218,160	$1,964,968

The accompanying notes are an integral part of these consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2019	2018

Revenue, net
Consulting services	$3,045,591	$3,545,199
Products and other	194,418	442,000
Total revenue, net	3,240,009	3,987,199
Cost of goods sold
Labor	1,150,279	1,495,464
Products and other	351,093	668,776
Total cost of goods sold	1,501,372	2,164,240
Gross profit	1,738,637	1,822,959
Expenses
Salaries and wages	1,128,790	1,042,077
Contract services	182,259	210,848
Other general and administrative	1,183,075	974,249
Total expenses	2,494,124	2,227,174

Net operating loss	(755,487)	(404,215)

Interest expense	(2,928)	(1,179)

Other expense	(2,540)	(5,822)

Net loss	$(760,955)	$(411,216)

Net loss per share-basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Changes in Shareholders' Equity

				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2017	20,426,158	$-	$6,428,997	$(4,422,957)	$2,006,040
Stock based compensation - stock options	-	-	25,794	-	25,794
Net loss	-	-	-	(411,216)	(411,216)
Balance at December 31, 2018	20,426,158	$-	$6,454,791	$(4,834,173)	$1,620,618
Stock based compensation - stock options	-	-	63,094	-	63,094
Net loss	-	-	-	(760,955)	(760,955)
Balance at December 31, 2019	20,426,158	$-	$6,517,885	$(5,595,128)	$922,757

The accompanying notes are an integral part of these consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(760,955)	$(411,216)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	111,491	200,917
Operating lease ROU asset amortization	28,203	-
Stock compensation expense	63,094	25,794
Changes in operating assets and liabilities:
Accounts receivable	(143,281)	(68,251)
Other assets	25,061	(45,739)
Accounts payable and accrued liabilities	33,248	2,469
Lease liability	(28,293)	-
Other current liabilities	146	1,536
Deferred revenue	(89,880)	42,181

Net cash used in operating activities	(761,166)	(252,309)

INVESTING ACTIVITIES
Equipment purchases	-	(5,584)

Net cash used in investing activities	-	(5,584)

FINANCING ACTIVITIES
Repayment of notes payable	-	(8,169)

Net cash used in financing activities	-	(8,169)

Decrease in cash and cash equivalents	(761,166)	(266,062)

Cash and cash equivalents, beginning of period	1,350,014	1,616,076

Cash and cash equivalents, end of period	$588,848	$1,350,014

Supplemental disclosure of cash flow information:
Interest paid	$2,928	$1,179

Non-cash transactions:
ROU asset and operating lease obligation recognized upon adoption of ASU 2016-02	$34,164	$-

The accompanying notes are an integral part of these consolidated financial statements.

MCORPCX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 & 2018

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of highly liquid investments with original maturity dates of less than three months that are not reported as investments. While the Company may maintain cash and cash equivalents in bank deposit accounts, which at times exceed Federal Deposit Insurance Corporation insured limits, we have not experienced any losses in such accounts.

Portions of the bank deposit accounts are held in Canadian banks on a Canadian and US Dollar basis. The balances in these accounts at times exceed Canada Deposit Insurance Corporation insured limits. We have not experienced any losses in these accounts.

Management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not require collateral, and do not bear interest. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as bankruptcy and significantly aged receivables outstanding. No allowance for doubtful accounts is required to be recognized as of December 31, 2019 and 2018.

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

The Company’s consolidated financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The Company does not have any financial instruments that are required to be fair valued on a recurring basis as of December 31, 2019 and 2018.

Advertising Expense

Advertising is expensed as incurred. During the twelve months ended December 31, 2019 there was advertising expense of $340. There was no advertising expense during the twelve months ended December 31, 2018.

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

Software Development Costs

Costs for the development and delivery of the SaaS technology are capitalized once planning is completed and technological feasibility is established.  Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. Capitalized costs include only direct external costs of materials and services as well as compensation and benefits for employees directly associated with the software project. Such amounts are included in the accompanying consolidated balance sheets under the caption “Capitalized software development costs”. As of December 31, 2019 capitalized software development costs were fully amortized.

Intangibles

Intangible assets are periodically reviewed for impairment indicators and tested for recoverability whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss, if any, would be measured as the excess of the carrying value over the fair value determined by discounted future cash flows. As of December 31, 2019 and 2018 intangible assets were fully amortized.

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

Leases

As further discussed below, the Company adopted the provisions of Accounting Standards Update 2016-02, Leases, effective January 1, 2019. We determine if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are recorded in other assets and operating lease liabilities are recorded in current liabilities in the accompanying consolidated balance sheet. Finance leases, none of which existed as of the adoption of Accounting Standards Codification (“ASC”) 842 or as of December 31, 2019, would be reflected in property and equipment and other liabilities in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under the available practical expedient, we account for the lease and non-lease components as a single lease component for all classes of underlying assets. Further, we elected a short-term lease exception policy on all classes of underlying assets, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less).

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

The consulting services are contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognizes revenue based upon a percentage of completion of each SOW during each project, which are typically 60-180 days in duration. In addition, we typically incur travel other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work completed basis.

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

Product and other revenue

Product and other revenue during 2019 and 2018 has primarily been derived from reimbursable expenses charged to clients and to a lesser degree from product sales and related revenue. The product related portion of this revenue originates from the utilization of the Company’s web-hosted Touchpoint Mapping On-Demand application (“Touchpoint Mapping”), which is designed to gather customer satisfaction data, track brand perceptions, and analyze results. Touchpoint Mapping is a SaaS (Software as a Service) subscription-based technology application, which derives revenue from the following sources: nonrefundable setup fees, subscription fees, professional service fees, and consulting fees related to implementation, customization, configuration, training, and other value-added services. Customer licenses for Touchpoint Mapping are not subject to the licensing guidance in Topic 606 because the customer can’t take possession of the software at any time and the customer would not be able to operate the software on its own or with another third party. Fees charged to customers of Touchpoint Mapping may include implementation, setup, training and license fees for the application. Revenue generated from Touchpoint Mapping (either directly through licensing fees or fees received through support functions) is recognized on a straight-line basis because the Company’s obligations under its contracts concerning Touchpoint Mapping are deemed to be stand-ready obligations due to the fact that the Company is contractually required to provide access to Touchpoint Mapping and customer support on a daily basis. Consequently, usage of Touchpoint Mapping by customers does not affect the ability of customers to access the application or our customer support functions. For these reasons, revenue is recognized on a straight-line basis over the contract period. If billings are front loaded, this will result in a deferral of revenue during the contract period. For recognition purposes, we do not unbundle such services into separate performance obligations as their pattern of transfer does not differ.

The aggregate amount of the fees received from customers that are allocated to each customer’s respective performance obligation that is unsatisfied (or partially unsatisfied) as of December 31, 2019 is $32,358, and included in deferred revenue on the accompanying consolidated balance sheets. The Company expects to recognize revenue of approximately $32,358 in the next 12 months related to these unsatisfied (or partially unsatisfied) performance obligations. Deferred revenue is not expected to be recognized beyond fiscal year 2020.

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

During the twelve months ended December 31, 2019, we recognized revenue of $122,238, related to our contract liabilities included in deferred revenue at December 31, 2018. During the twelve months ended December 31, 2018 we recognized revenue of $80,057, related to our contract liabilities included in deferred revenue at December 31, 2017.

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

Note 4: Property and Equipment

	December 31,	December 31,
Property and equipment consist of:	2019	2018
Furniture	$31,731	$31,731
Computers and hardware	63,264	63,264
Software	38,646	38,646
Equipment	2,359	2,359
Leasehold Improvements	99,246	99,246
Land	85,000	85,000
Land Improvements	4,000	4,000
Total property and equipment	324,246	324,246
Less: accumulated depreciation	(236,695)	(234,172)
Property and equipment, net	$87,551	$90,074

Depreciation expense incurred during the twelve months ended December 31, 2019 and 2018 was $2,523 and $2,060, respectively.

Note 5: Capitalized Software Development Costs

Costs incurred to develop Software as a Service (SaaS) technology consist of external direct costs of materials and services and payroll and payroll-related costs for employees who directly devote time to the project. Research and development costs incurred during the preliminary project stage are expensed as incurred. Capitalization begins when technological feasibility is established. Costs incurred during the operating stage of the software application relating to upgrades and enhancements are capitalized to the extent that they result in the extended life of the product. All other costs are expensed as incurred. There were no capitalizable costs during the twelve months ended December 31, 2019 and 2018.

Amortization of software development costs commenced when the product was available for general release to customers. The capitalized costs are amortized on a straight-line basis over the three-year expected useful life of the software. Capitalized software development costs, net of amortization were $108,968 as of December 31, 2018. There were no capitalized software development costs as of December 31, 2019. Amortization expense incurred during the twelve months ended December 31, 2019 and 2018 was $108,968 and $192,606, respectively and is included in cost of goods sold. As of December 31, 2019 capitalized software development costs were fully amortized.

Note 6: Stock-Based Compensation

Our stock-based compensation plan was originally established in 2008. The shares of our common stock issuable pursuant to the terms of such plan (the “Plan Shares”) could not exceed 30% of any outstanding issue or 2,500,000 shares, whichever was the lower amount.

In December 2015, we adopted a revised share option plan in which Plan Shares cannot exceed 10% of the total issued and outstanding shares at any given time. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of the grant and all option grants have a 10-year term. This share option plan was initially approved by the Company’s shareholders at the annual meeting of shareholders on August 10, 2016 and has subsequently been re-approved at each subsequent annual meeting of the Company’s stock holders since that date, as required under applicable TSX-V rules.

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

At December 31, 2019, 680,000 stock options were exercisable and $63,094 and $25,794 of total compensation cost related to vested share-based compensation grants had been recognized for years ended December 31, 2019 and 2018, respectively. Unrecognized compensation expense from stock options was $102,506 at December 31, 2019, which is expected to be recognized over a weighted-average vesting period of 1.62 years beginning January 1, 2020.

The following table summarizes our stock option activity for the twelve months ended December 31, 2019 and 2018:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2017	1,350,000	$0.60	6.07	-
Granted	690,000	0.23	9.63	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2018	2,040,000	$0.47	6.63	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(900,000)	0.63	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2019	1,140,000	$0.35	6.25	-
Exercisable at December 31, 2019	680,000	$0.43	4.64	$-

During the year ended December 31, 2018, the Company granted 690,000 options to certain employees of the Company with an incremental vesting schedule over 3 years and a weighted-average grant date fair value of $0.27. Of the total options granted during the period 400,000 have a ten year term and 290,000 have a five year term. There were no options granted during the year ended December 31, 2019. The following assumptions were used to calculate weighted average fair values of the options granted in the year ended December 31, 2018.

	2018
Expected life (in years)	3.50	-	6.00
Risk-free interest rate			2.79%
Volatility	139.34%	-	162.16%
Dividend yield			-
Weighted average grant date fair value per option granted			$0.27

A summary of the status of the Company’s nonvested options as of December 31, 2019, is presented below:

Number of
Shares
Nonvested options at December 31, 2017	10,000
Granted	690,000
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	(10,000)
Nonvested options at December 31, 2018	690,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	(230,000)
Nonvested options at December 31, 2019	460,000

To the extent the actual forfeiture rate is different than what has been anticipated, share-based compensation expense related to these options will be different from expectations.

Note 7: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the twelve months ended December 31, 2019 and 2018, the percentage of sales and the concentrations are:

	2019	2018
Largest client	28%	35%
Second largest client	18%	29%
Third largest client	11%	12%
Next three largest clients	25%	17%
All other clients	18%	7%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 8: Commitments and Contingencies

Leases

Our corporate headquarters, located at 201 Spear Street, Suite 1100, San Francisco, CA 94105 is a leased space, which we lease on a month-to-month basis for $129 a month. The Company also leases office space in San Anselmo, California under an operating lease that was scheduled to expire March 31, 2020 and monthly rent of $2,466. The original lease included an option to extend the lease term for up to two years to be exercised no later than August 31, 2019. This option was not included in the calculation of the ROU assets and lease liabilities recorded upon the adoption of ASC 842 on January 1, 2019 because it was not reasonably certain that the Company would exercise the option.

Lease expense was $27,331 for the year ended December 31, 2019 which is included in general and administrative expenses in the accompanying consolidated statement of operations. Cash payments for the operating lease were $29,586 for the year ended December 31, 2019.

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows:

Operating lease right-of-use assets in other assets	6,833
Operating lease liabilities in lease payable	7,539
Weighted average remaining lease term	0.75
Discount rate	6%

As of December 31, 2019, the estimated future payments under this operating lease (including rent escalation clauses) for 2020 is $7,692 less imputed interest of $153. There are no estimated future payments after 2020.

Note 9: Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. At December 31, 2019 and 2018 net deferred tax assets were fully offset by a valuation allowance. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2015 and for state examinations by tax authorities for years before 2014.

As of December 31, 2019, the Company has net operating loss carry-forwards of approximately $5,000,000 that will begin to expire in 2033. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2019	2018
Net operating losses	$1,100,000	$900,000
Less: valuation allowance	(1,100,000)	(900,000)
Net deferred tax assets	$-	$-

Note 10: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the twelve months ended December 31, 2019 and 2018, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 1,140,000 and 1,350,000 for the twelve months ended December 31, 2019 and 2018, respectively.

The computations for basic and diluted net loss per share are as follows:

	Year Ended
	December 31,
	2019	2018
Net loss	$(760,955)	$(411,216)
Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158

Net loss per share, basic and diluted	$(0.04)	$(0.02)

Note 11: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern. We continue to focus on our sales pipeline of new business and our cost reduction plans to improve upon our positive working capital of $779,762 at December 31, 2019.  These measures combined with our positive working capital position should enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 12: Subsequent Events

Effective January 1, 2020 the Company’s leased office space in San Anselmo, California which was originally scheduled to expire on March 31, 2020 was renegotiated for an extended 6-month term and monthly rent of $2,539 and will now expire September 30, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosures Control and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(1)	We do not have controls that are designed to provide adequate review and oversight of certain financial processes; and

(2)	We do not have adequate evidence to support that controls are functioning as designed including evidence of review and oversight of certain financial processes; and

(3)

We do not have adequate written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2019.

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

Plan for Remediation of Material Weaknesses

We are in the process of developing and implementing remediation plans to address our material weaknesses.

Changes in internal controls over financial reporting

We experienced some changes in internal controls some of which resulted in the aforementioned material weaknesses. These changes were primarily due to significant turnover of our executive officers during the year ended December 31, 2019.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers serve at the pleasure of the board of directors (the “Board”). The Board has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Matthew Kruchko	49	President, Chief Executive Officer and Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Lynn Davison	56	Chief Operating Officer
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	60	Vice President
201 Spear St. Suite 1100
San Francisco, CA 94105

Barry MacNeil	56	Chief Financial Officer and Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Gregg Budoi	55	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Nii Quaye	47	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Giuseppe (Pino) Perone	40	Director
201 Spear Street, Suite 1100
San Francisco, CA 94105

Michael Hinshaw	58	President, McorpCX, LLC
201 Spear Street, Suite 1100
San Francisco, CA 94105

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

There are no family relationships between any of our directors or executive officers.

Background of Officers and Directors

Matthew Kruchko – President, Chief Executive Officer and Director

On February 3, 2020, Matthew Kruchko was appointed as our President and Chief Executive Officer. Matthew Kruchko has been a member of the Company’s board of directors since August 31, 2017. Since 2016 Mr. Kruchko has been a principal and the Chief Strategy Officer of Connect Brands, Inc., a San Francisco based marketing and advertising company. He has also been a member of the board of directors of that company since 2016. Previously, from 2007 to 2015 he was a Managing Director and a member of the board of directors of Applied Storytelling, a brand consultancy/strategy firm, and was previously Executive Vice President of Strategy and Global Marketing for the UK-based SaaS software company Kalibrate Technologies PLC from 2014 to 2015. Mr. Kruchko studied finance and marketing at the University of Southern Maine and is currently an advisory board member for the Detroit Creative Corridor Center (DC3).

Mr. Kruchko brings to the Board extensive knowledge of global marketing and marketing strategy, including in the SaaS software industry, which the Board believes will important as the Company continues to develop and market its customer experience services. Also, as the Company’s President and Chief Executive Officer, Mr. Kruchko provides the Board with exposure to the Company’s executive team and insight into our specific strategic and operational challenges and opportunities.

Barry MacNeil – Chief Financial Officer and Director

On February 3, 2020, Barry MacNeil was appointed as our Chief Financial Officer and as a member of the Board. . Mr. MacNeil previously served as the Company’s Chief Financial Officer from November 20, 2015 through September 26, 2017. Mr. MacNeil has more than 20 years of accounting experience in public and private practice. Since April 2016, Mr. MacNeil has served as Chief Financial Officer for TAG Oil Ltd., an oil and gas exploration and production company headquartered in Vancouver British Columbia. Mr. MacNeil was previously the Controller of TAG Oil Ltd. from March 2015 through April 2016. Since August 2012, Mr. MacNeil has served as Chief Financial Officer of Interlapse Technologies Corp. (formerly Coronado Resources Ltd.), a Canadian-based fintech applications public company. From October 2004 through March 2008, Mr. MacNeil served as a member of the board of directors, CFO and Secretary for Trans-Orient Petroleum Ltd., a company that invests in early-stage resource and technology companies.  Mr. MacNeil is a Chartered Public Accountant and earned a diploma in Financial Management from the British Columbia Institute of Technology.

Mr. MacNeil brings to the Board significant accounting and finance experience from a variety of public and private companies.

Michael Hinshaw – President, McorpCX, LLC

Since August 2018 Mr. Hinshaw has been the President of our wholly-owned operating subsidiary, McorpCX, LLC. From March 2006 through January 23, 2020 he served as a director on the Board and from March 2006 to August 2018, Mr. Hinshaw served our President and Chief Executive Officer and from December 2011 to August 2018 as our Treasurer and Principal Accounting Officer. From December 7, 2011 until November 20, 2015, Mr. Hinshaw was our Chief Financial Officer. Mr. Hinshaw founded the Company in 2001.  From 1999 until 2002, Mr. Hinshaw served as President and Chief Executive Officer of Verida Internet Corp.  Prior to its sale in 1999, Mr. Hinshaw served as President of Triad Inc., a brand strategy and management consulting firm. Mr. Hinshaw holds a MFA in Design and Communication and a BFA in Graphic Design from the Academy of Art University in San Francisco.

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

Stephen Shay – Vice President

On May 16, 2015, Stephen Shay was appointed as our Vice President. Prior to joining McorpCX, Mr. Shay enjoyed a nearly 21-year career with Microsoft Corporation, where he served as an executive leader in Sales, Operations, and IT. From November 2010 to September 2014, he was General Manager, Customer Experience, responsible for conceptualizing and driving initiatives designed to transform the customer centricity of the organization and delivering simplified, seamless, and successful interactions across the customer and partner lifecycle at Microsoft. From August 2005 to November 2010, Mr. Shay was General Manager, Strategy & Business Development, were he supported Microsoft's acquisition growth strategy.  Mr. Shay earned a Bachelor of Science Degree in Management & Computer Information Systems, from Park University, Kansas City, Missouri and completed additional undergraduate studies in architecture at the University of Kansas.

Gregg Budoi – Director

Gregg Budoi has been a director since August 2018. Mr. Budoi also served as our interim President and Chief Executive Officer from August 2018 to February 2020. Mr. Budoi previously served as the Company’s Interim President and Chief Executive Officer from August 16, 2018 to June 7, 2019, and the Company’s Chief Financial Officer from September 26, 2017 to November 6, 2018. Prior to becoming the Company’s Interim Chief Financial Officer, Mr. Budoi was from 2014 to 2017 the Chief Financial Officer and member of the Board of Directors of Kalibrate Technologies Plc, a London Stock Exchange (AIM) listed SaaS software and consulting company. Prior to that, from 2007 to 2014 he was a co-founder and former President and CEO of EZ Energy USA, Inc. an Israeli company that operated 69 gas & convenience stores. Mr. Budoi has also been Managing Director at Barnes Wendling Corporate Finance, LLC, a financial advisory firm where from 2006 to 2007 he established a corporate finance advisory services platform and completed several corporate restructurings as well as M&A and capital raising transactions. Prior to that, he was Chief Executive Officer of his own financial advisory firm, Budoi & Company, Inc. from 2003 to 2006 and was from 1999 to 2003 the Chief Financial Officer, Vice President Finance and Treasurer of Dairy Mart Convenience Stores, Inc., where he led the strategic evaluation and recapitalization process for this publicly traded chain of over 850 convenience stores. Mr. Budoi holds a BS in Business Administration/Finance from Ohio State University, and a Masters of Business Administration from Cleveland State University.

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

The Board believes Mr. Quay brings to the Board significant global finance and technology experience with several large global organizations.

Giuseppe (Pino) Perone - Director

Giuseppe (Pino) Perone has been a director since October 3, 2019. Mr. Perone is a Canadian lawyer serving as an executive and director for various public and private companies in the resource and technology sectors. He has served as a director and executive officer of Interlapse Technologies Corp., formerly Coronado Resources Ltd. since August 2012. Mr. Perone has also served as the Corporate Secretary and General Counsel of TAG Oil Ltd. since December 2010 and was a member of the board of directors from July 2007 to December 2009.

The Board believes that Mr. Perone brings to the Board experience practicing as a corporate lawyer, and his legal experience in a variety of corporate and commercial matters.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Hinshaw, Ms. Davison, Mr. Shay, Mr. Kruchko, Mr. MacNeil, Mr. Budoi, Mr. Perone and Mr. Quaye have not been the subject of the following events:

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

Audit Committee Financial Expert

Our Board has determined that Mr. Quaye is an independent director under the standards established by the NASDAQ Stock Market and qualifies as an "audit committee financial expert" as defined in applicable SEC rules.

The Committees of the Board

Due to the Company's current size, the only committee of the Company’s board of directors is an audit committee. Our board of directors currently does not have a nominating or compensation committee and the functions normally performed by such committees are performed by the board of directors as a whole.

Audit Committee and Charter

We have a separately-designated audit committee of the Board that is currently comprised of the following directors: Gregg Budoi, Nii Quaye and Matthew Kruchko of which Mr. Quaye is determined to be an independent director under the standards established by the NASDAQ Stock Market.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, with the exception of the following all officers, directors and owners of 10% or more of our Shares have filed all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2019: 1) A Form 3 was filed late by Rajesh Makhija, 2) one Form 4 was filed late by Michael Hinshaw to report five separate transactions, which were each reported late, 3) one Form 4 was filed late by Lynn Davison to report one transaction late, 4) one Form 4 was filed late by Stephen Shay to report one transaction late, and 5) one Form 4 was filed late by Rajesh Makhija to report two transactions late.

ITEM 11.	EXECUTIVE COMPENSATION.

On February 1, 2011, we entered into an employment agreement with Lynn Davison, pursuant to which she agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $132,000 but was subsequently increased to $162,000 effective August 22, 2014 and again increased to $202,500 effective January 1, 2019. In addition, Ms. Davison is eligible for bonus compensation as established by us from time to time. On February 7, 2011, we granted Ms. Davison 10-year options to purchase 300,000 Shares at an exercise price of $0.35 per Share. A Board resolution dated December 17, 2015 later reset the exercise price of these options to $0.05 per Share. On September 3, 2013, we granted Ms. Davison an additional 10-year options to purchase 300,000 Shares at an exercise price of $0.40 per Share. On May 15, 2015, we granted Ms. Davison an additional 10-year options to purchase 100,000 Shares at an exercise price of $0.75 per Share.

All of the options granted to Ms. Davison have fully vested and are exercisable pursuant to their respective terms. In August 2019, the Board cancelled 300,000 stock options with an exercise price of $0.40 per Share previously granted to Ms. Davison in connection with Ms. Davison entering into a private stock purchase agreement with Mr. Hinshaw to acquire shares currently owned by Mr. Hinshaw.

On May 15, 2016, the Company entered into an employment agreement with Stephen Shay pursuant to which he agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $240,000. In addition, Mr. Shay is eligible for bonus compensation as established by us from time to time.

On May 15, 2015, we granted Mr. Shay 10-year options to purchase 600,000 Shares with an exercise price of $0.75 per Share. These stock options were subsequently cancelled by the Board in August of 2019 in connection with Mr. Shay entering into a private stock purchase agreement with Mr. Hinshaw to acquire shares currently owned by Mr. Hinshaw.

In connection with his original appointment as the Company’s Interim President and Chief Executive Officer in August 2018, the Company and Mr. Budoi entered into an executive employment agreement dated August 16, 2018 (the “Budoi Employment Agreement”), under which Mr. Budoi was to be paid a base salary of $204,000 subject to an adjustment to $300,000 upon the occurrence of any of the following events: (i) the Company raises an aggregate of at least $5.0 million in connection with the new issuance of any form of equity securities, or (ii) the acquisition of another company with annual revenues that when combined with the Company’s revenues over that previous 12 calendar month period equals $5.0 million or more on an annualized pro forma basis.

The Budoi Employment Agreement also provided that Mr. Budoi was entitled to receive a one-time signing bonus of $100,000 contingent upon the achievement of certain milestone events, including (i) the completion of an equity financing in excess of $5.0 million, (ii) the completion of an acquisition of a new business with annualized revenues (which when combined with the Company’s annual revenues over the previous 12 months) that are in excess of $5.0 million per year, or (iii) the determination by the Board that Mr. Budoi has successfully executed a strategic plan developed by the Board that includes the acquisition and/or disposition of material assets or business operations in a transaction approved by the Board and the Company’s shareholders, if required, in each case to be achieved prior to the one year anniversary of the effective date of Mr. Budoi’s employment agreement.

In addition, Mr. Budoi was entitled to participate in the Company’s employee benefit plans and receive stock options under the Company’s Amended and Restated Stock Option Plan (the “Option Plan”). Mr. Budoi’s employment as our Interim President and Chief Executive Officer was for an initial term expiring October 31, 2018 with automatic renewals (subject to right of the Company and Mr. Budoi to elect not to renew) for additional one month periods. Upon the initial expiration of the Budoi Employment Agreement on October 31, 2018, Mr. Budoi and the Company agreed to amend the employment agreement as follows:

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

The Board also granted Gregg Budoi 290,000 stock options with an exercise price of $0.30(Canadian) per Share. The options vest incrementally in three roughly equal installments on August 16, 2019, August 16, 2020 and August 16, 2021, respectively. The stock options are subject to accelerated vesting in connection with a change in control of the Company, pursuant to the terms of the Option Plan.

The Budoi Employment Agreement, as amended, was terminated upon Mr. Budoi’s resignation as our Interim President and Chief Executive Officer on June 7, 2019. Mr. Budoi did not enter a new employment agreement with the Company during his tenure as our Interim President and Chief Executive Officer from September 30, 2019 through February 3, 2020.

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

From June 7, 2019 until his resignation on September 30, 2019 Rajesh Makhija served as our President and Chief Executive Officer. Mr. Makhija executed an executive employment agreement (the “Makhija Employment Agreement”) with the Company dated June 7, 2019, which provided Mr. Makhija was to be paid an initial base salary of $120,000. Additionally, Mr. Makhija was entitled to receive a one-time performance bonus of $150,000, if prior to the one year anniversary of the effective date of the Makhija Employment Agreement, any two of the following events occur: (i) the Company has “annualized revenue” (defined as recognized revenue plus monthly contracted recurring revenue (multi-year contracts with clients that have known amounts of annual net revenue) with a term greater than twelve months as of the 12th month after the effective date times 12) greater than $7,000,000 as of the 12th calendar month following the effective date of the Makhija Employment Agreement plus (C) the annualized revenue of any completed acquisition, merger or similar arrangement with another company, and/or (ii) the Board determines that Mr. Makhija has successfully executed a strategic plan approved by the Board, and the shareholders if required, which may include the acquisition, merger, joint venture, or other transaction and/or (iii) has raised capital from new investors in an amount equaling $1,500,000 or more that will enable the execution of a Board approved strategic plan, in each case to be achieved prior to the one year anniversary of the effective date of the Employment Agreement. If only one of the above events occur, Mr. Makhija would have been entitled to a performance bonus of $50,000.

Mr. Makhija was also eligible to receive an annual bonus based on his achievement against specific criteria which was to be determined jointly by the Board and Mr. Makhija within 90 days of the effective date of the Makhija Employment Agreement. The amount of bonus earned due to the Company meeting any target EBIDTA and/or net revenue was capped at 75% of his base salary.

The Makhija Employment Agreement was terminated upon Mr. Makhija’s resignation as our President and Chief Executive Officer on September 30, 2019.

The Company has yet to enter an employment agreement with Matthew Kruchko since his appointment as our President and Chief Executive Officer in February 2020.

The following table sets forth information with respect to compensation paid by us to our “named executive officers” (which includes our principle executive officer or “PEO” and our two highest compensated officers in 2019 outside of our PEO) for each of the last two years as well as all persons who served as our PEO during 2019, but were not serving in such position at the end of such year.

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Michael Hinshaw	2019	344,192 [2]	0	0	0	0	0	183,941 [3]	528,133
President [1]	2018	348,314 [2]	0	0	0	0	0	23,442 [3]	371,756

Gregg Budoi	2019	25,923 [5]	0	0	0	0	0	0	25,923
President, CEO [4]	2018	42,500 [5]	0	0	77,699 [6]	0	0	58,578 [7]	178,777

Rajesh Makhija	2019	37,769	0	0	0	0	0	0	37,769
President, CEO [8]	2018	0	0	0	0	0	0	0	0

Stephen Shay	2019	240,000	7,133	0	0	0	0	6,000 [9]	253,133
Vice President	2018	240,000	0	0	0	0	0	6,000 [9]	246,000

[1]	Mr. Hinshaw resigned as the Company’s President and Chief Executive Officer in August 2018 and was appointed the President of the Company’s wholly owned subsidiary, McoprCX, LLC at such time.
[2]

In addition to Mr. Hinshaw’s salary of $250,000, his compensation also includes variable compensation in the form of quarterly payments equal to (i) 2.5% of all gross revenues generated by McorpCX, LLC, plus (ii) an additional 2.5% (for a total of 5%) of all gross revenues generated by McorpCX, LLC in excess of $5.0 million per year.

[3]

All other compensation for Michael Hinshaw for the year ended 2019 consisted of sales commissions of $156,681, and for each of the years ended 2019 and 2018, payments for health insurance in the amount of $25,260 and $23,442, respectively.

[4]	Mr. Budoi served as our Interim Chief Executive Officer from August 16, 2018 until June 7, 2019 and again from September 30, 2019 until February 3, 2020.
[5]

In 2019, Mr. Budoi’s salary includes salary earned only for the periods he served as Interim President and Chief Executive Officer. In 2018, for the months of November and December, Budoi agreed to not receive any compensation.

[6]

On August 16, 2018, the Company granted 290,000 stock options to Mr. Budoi. These options had an exercise price of $0.30 (Canadian) and are scheduled to vest incrementally in roughly equal amounts on August 16, 2019, 2020 and 2021.

[7]

All other compensation for Mr. Budoi consisted of consulting fees earned by Mr. Budoi pursuant to a consulting agreement dated September 26, 2017, which terminated on August 16, 2018 in connection with Mr. Budoi’s appointment as our Interim Chief Executive Officer.

[8]	Mr. Makhija was appointed our President and Chief Executive Officer on June 7, 2019 and resigned September 30, 2019. His salary includes salary earned only for the period of employment.
[9]	All other compensation for Stephen Shay for each of the years ended 2019 and 2018 consisted of cash payments to Mr. Shay intended to cover the cost of health insurance premiums.

The following table sets forth information with respect to compensation paid by us to our non-employee directors (all directors except for Mr. Hinshaw and Mr. Budoi) during the last completed fiscal year ended December 31, 2019.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Nii Quaye	0	0	0	0	0	0	0
Matthew Kruchko	0	0	0	0	0	0	0
Guiseppe Perone	0	0	0	0	0	0	0

(1)	The table above does not include Barry MacNeil as he was appointed subsequent to year end on February 3, 2020.

Non-employee members of our board of directors may receive stock options granted under the Company’s Amended and Restated Stock Option Plan (the “Plan”) as consideration for their services on our board of directors. Should any director be awarded option grants the amount of those grants would be proportionate to their level of involvement with the activities of the board of directors (meeting attendance, service on committees, etc.). Additionally, in August 2017, the Company decided to pay a $2,500 monthly fee to our non-employee directors in consideration for their service on our board of directors. As of January 1, 2019, Mr. Quaye and Mr. Kruchko agreed that they would no long receive any monthly compensation to participate on the Board and no fees were paid to any of our non-employee directors during 2019.

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

The following table sets forth information with respect to outstanding equity awards held by our named executive officers at December 31, 2019.

Outstanding Equity Awards at December 31, 2019
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gregg Budoi	96,667	193,333	0	$0.23	8/16/2023	0	0

Compensation Committee Interlocks and Insider Participation

Since the Company currently does not have a compensation committee or other committee of the Board performing similar functions, executive officer compensation is determined by the entire Board. Mr. Kruchko, our current President and Chief Executive Officer, Mr. Budoi, our former Interim President and Chief Executive Officer, Mr. Makhija, our former President and Chief Executive Officer, and Mr. Hinshaw, our former President and Chief Executive Officer and the current President of the Company’s wholly-owned subsidiary, McorpCX, LLC are the only officers or employees of the Company who participated in deliberations of the Board concerning executive officer compensation. However, each of Mr. Kruchko, Mr. Makhija, Mr. Hinshaw and Mr. Budoi excused themselves from our Board’s discussions concerning the compensation of our President and Chief Executive Officer when such person was serving in that capacity. With the exception of each of Mr. Budoi, Mr. Makhija, and Mr. Hinshaw, no member of our Board was, during the year ended December 31, 2019, an officer, former officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure by the Company under the SEC rules requiring disclosure of certain relationships and related party transactions. No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our Board, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our Board, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of our board of directors, during the year ended December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 27, 2020, the total number of shares owned beneficially by each of our directors, director nominees and named executive officers, individually and directors and all executive officers as a group, and the present owners of 5% or more of our total outstanding shares of common stock.  Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the number of shares held and the percentage ownership of such each individual but are not treated as outstanding for purposes of computing the percentage ownership of others.

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

Applicable percentage ownership is based on 20,426,158 shares of common stock outstanding as of March 26, 2020.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%
Michael Hinshaw	5,200,000	25.46%
201 Spear Street, Suite 1100
San Francisco, CA 94105

Stephen Shay	0	*
201 Spear St. Suite 1100
San Francisco, CA 94105

Barry MacNeil	50,000[2]	*
201 Spear Street, Suite 1100
San Francisco, CA 94105

Guiseppe Perone	25,000	*
201 Spear Street, Suite 1100
San Francisco, CA 94105

Gregg Budoi	96,667[3]	*
201 Spear Street, Suite 1100
San Francisco, CA 94105

Matthew Kruchko	66,667[4]	*
201 Spear Street, Suite 1100
San Francisco, CA 94105

Nii-Ayikwei Quaye	66,667[5]	*
201 Spear Street, Suite 1100
San Francisco, CA 94105
All officers and directors as a group (8 individuals)	5,505,001	25.82%

Alex Guidi	2,762,302[6]	13.77%
2040 – 885 West Georgia Street
Vancouver, British Columbia V6C 3E8

Eva Lundin	2,900,000[7]	14.20%
6 Rue de Rive
1204 Geneva, Switzerland

Peter Loretto	1,443,262[8]	7.07%
350-6165 HWY 17
Delta British Columbia V4K 5B8

*Represents beneficial ownership of less than 1%.

[1]	Includes 700,000 shares issuable pursuant to presently exercisable stock options and options that become exercisable within 60 days of March 26, 2020.

[2]	Includes 50,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of March 26, 2020.

[3]	Includes 96,667 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of March 26, 2020.

[4]	Includes 66,667 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of March 26, 2020.

[5]	Includes 66,667 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of March 26, 2020.

[6]	Based on Schedule 13D filed by the reporting person with the SEC on February 24, 2016.

[7]	Based on Schedule 13G filed by the reporting person with the SEC on February 18, 2016.

[8]

Based on Schedule 13G filed by the reporting person with the SEC on February 11, 2016. Mr. Loretto has sole voting and dispositive power over 1,425,000 shares of our common stock and has shared voting and dispositive power over the remaining 18,262 shares of our common stock he beneficially owns.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company did not engage in any transactions with related parties requiring disclosure under Item 404 of Regulation S-K under the Securities Act since January 1, 2019 and there are currently no such transactions proposed.

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

Independence of Directors

Our shares of common stock are not listed on a national securities exchange or an inter-dealer quotation system that requires that a majority of our Board of Directors consist of independent directors. Under these circumstances, the rules of the SEC require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that Messrs. Quaye and Perone are independent directors under standards established by the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table presents fees for professional audit services for the audit of the Company’s annual consolidated financial statements for fiscal year 2019 and 2018 and fees billed for other services rendered during 2019 and 2018.

	Fiscal 2019	Fiscal 2018
	MaloneBailey	MaloneBailey
Type of Service/Fee
Audit Fees (1)	$56,500	$47,500
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended and Restated Bylaws	8-K	11/24/15	3.2.1

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

4.2	Description of Common Stock				X

10.3	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

10.4	Employment Agreement – Lynn Davison	S-1/A-3	09/12/12	10.8

10.5	Services Agreement with mfifty dated March 2, 2012	S-1/A-3	09/12/12	10.9

10.6	Share Option Plan with Lynn Davison dated September 3, 2013	10-Q	11/14/13	10.38

10.11	Employment Agreement – Stephen Shay	10-K	03/29/18	10.17

10.13	Executive Compensation Agreement – Michael Hinshaw	8-K	08/23/18	10.2

14.1	Code of Ethics	10-K	03/27/13	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March, 2020.

MCORPCX, INC.

BY:	/s/ MATTHEW KRUCHKO
Matthew Kruchko
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW KRUCHKO	President, Chief Executive Officer (Principal Executive Officer), and Director	March 27, 2020
Matthew Kruchko

/s/ BARRY MACNEIL	Chief Financial Officer (Principal Accounting and Financial Officer) and Director	March 27, 2020
Barry MacNeil

/s/ GUISEPPE PERONE	Director	March 27, 2020
Guiseppe Perone

/s/ GREGG BUDOI	Director	March 27, 2020
Gregg Budoi

/s/ NII QUAYE	Director	March 27, 2020
Nii Quaye