Form 10-Q
period 2020-03-31
McorpCX, Inc.
filed 2020-05-15
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☑	Smaller Reporting Company	☑
		Emerging growth company	☐

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of May 13, 2020.

MCORPCX, Inc.

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

McorpCX, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$438,461	$588,848
Accounts receivable	399,338	486,317
Total current assets	837,799	1,075,165
Long term assets:
Property and equipment, net	86,920	87,551
Other assets	59,376	55,444
Total assets	$984,095	$1,218,160

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$194,199	$253,824
Deferred revenue	530	32,358
Lease payable	15,048	7,539
Other current liabilities	1,682	1,682
Total current liabilities	211,459	295,403
Total liabilities	211,459	295,403
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Additional paid-in capital	6,533,615	6,517,885
Accumulated deficit	(5,760,979)	(5,595,128)
Total shareholders' equity	772,636	922,757
Total liabilities and shareholders' equity	$984,095	$1,218,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue, net
Consulting services	$637,425	$965,913
Products and other	32,367	44,415
Total revenue, net	669,792	1,010,328
Cost of goods sold
Labor	215,495	258,152
Products and other	43,848	130,248
Total cost of goods sold	259,343	388,400
Gross profit	410,449	621,928
Expenses
Salaries and wages	278,912	293,710
Contract services	3,029	42,180
Other general and administrative	288,783	275,530
Total expenses	570,724	611,420

Net operating (loss) income	(160,275)	10,508

Interest expense	-	(1,231)

Other expense	(5,576)	(4,500)

Net (loss) income	$(165,851)	$4,777

Net (loss) income per share-basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Three Months Ended March 31, 2019
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2018	20,426,158	$-	$6,454,791	$(4,834,173)	$1,620,618
Stock based compensation - stock options	-	-	15,558	-	15,558
Net income	-	-	-	4,777	4,777
Balance at March 31, 2019	20,426,158	$-	$6,470,349	$(4,829,396)	$1,640,953

	Three Months Ended March 31, 2020
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2019	20,426,158	$-	$6,517,885	$(5,595,128)	$922,757
Stock based compensation - stock options	-	-	15,730	-	15,730
Net loss	-	-	-	(165,851)	(165,851)
Balance at March 31, 2020	20,426,158	$-	$6,533,615	$(5,760,979)	$772,636

The accompanying notes are an integral part of these unaudited consolidated financial statements.

McorpCX, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(165,851)	$4,777
Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:
Depreciation and amortization	631	50,148
Operating lease ROU asset amortization	13,955	-
Stock compensation expense	15,730	15,558
Changes in operating assets and liabilities:
Accounts receivable	86,979	(39,336)
Other assets	3,813	9,273
Accounts payable and accrued liabilities	(59,625)	101,004
Lease liability	(14,191)	(5,225)
Other current liabilities	-	146
Deferred revenue	(31,828)	96,576

Net cash (used in) provided by operating activities	(150,387)	232,921

Net cash used in investing activities	-	-

Net cash used in financing activities	-	-

(Decrease) increase in cash and cash equivalents	(150,387)	232,921

Cash and cash equivalents, beginning of period	588,848	1,350,014

Cash and cash equivalents, end of period	$438,461	$1,582,935

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,231
Initial recognition of ROU asset and lease liability	$21,700	$-
ROU asset and operating lease obligation recognized upon adoption of ASU 2016-02	$-	$34,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCORPCX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

We are a customer experience services company, currently focused on delivering consulting and technology solutions to customer-centric organizations. We are engaged in the business of delivering consulting and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities. To augment our consultative solutions, we have developed technology products that include on-demand “cloud based” customer experience management software. Our professional and related services include a range of customer experience management services such as research, training, strategy consulting and process optimization.

On April 15, 2020, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) to sell all of the membership interests in McorpCX, LLC to mfifty, LLC, a California limited liability company controlled by Michael Hinshaw, the current President of McorpCX, LLC (the “Purchaser”). The Purchase Agreement provides that as consideration for the sale of McorpCX, LLC, the Company will receive a total consideration of $1,108,000 consisting of $100,000 in cash received upon the signing of the Purchase Agreement and $252,000 in cash to be received at the closing of the transaction along with a $756,000 promissory note.

The transaction is expected to close in June 2020, subject to the approval of the majority of the outstanding shares of the Company held by disinterested shareholders. Upon completion of the sale of McorpCX, LLC, the Company intends on focus on growing the Company’s software development and technology services business.

The consolidated financial statements and related disclosures as of and for the three months ended March 31, 2020 and 2019, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2019, filed on Form 10-K with the SEC on March 27, 2020.  The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

Note 2: Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We are currently evaluating the impact of the guidance and our options related to the practical expedients. We don’t expect the adoption of this standard to have a material impact on the consolidated financial statements.

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

Product and other revenue

Product and other revenue during 2020 and 2019 has primarily been derived from reimbursable expenses charged to clients. The product related portion of this revenue originates from the utilization of the Company’s web-hosted Touchpoint Mapping On-Demand application (“Touchpoint Mapping”), which is designed to gather customer satisfaction data, track brand perceptions, and analyze results. Touchpoint Mapping is a SaaS (Software as a Service) subscription-based technology application, which derives revenue from the following sources: nonrefundable setup fees, subscription fees, professional service fees, and consulting fees related to implementation, customization, configuration, training, and other value-added services. Customer licenses for Touchpoint Mapping are not subject to the licensing guidance in Topic 606 because the customer can’t take possession of the software at any time and the customer would not be able to operate the software on its own or with another third party. Fees charged to customers of Touchpoint Mapping may include implementation, setup, training and license fees for the application. Revenue generated from Touchpoint Mapping (either directly through licensing fees or fees received through support functions) is recognized on a straight-line basis because the Company’s obligations under its contracts concerning Touchpoint Mapping are deemed to be stand-ready obligations due to the fact that the Company is contractually required to provide access to Touchpoint Mapping and customer support on a daily basis. Consequently, usage of Touchpoint Mapping by customers does not affect the ability of customers to access the application or our customer support functions. For these reasons, revenue is recognized on a straight-line basis over the contract period. If billings are front loaded, this will result in a deferral of revenue during the contract period. For recognition purposes, we do not unbundle such services into separate performance obligations as their pattern of transfer does not differ.

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

The aggregate amount of the fees received from customers that are allocated to each customer’s respective performance obligation that is unsatisfied (or partially unsatisfied) is $530 as of March 31, 2020 and included in deferred revenue on the accompanying consolidated balance sheets. The Company expects to recognize revenue of $530 in 2020 related to these unsatisfied (or partially unsatisfied) performance obligations. Deferred revenue is not expected to be recognized beyond fiscal year 2021.

During the three months ended March 31, 2020 and 2019, we recognized revenue of $31,828 and $75,105, related to our contract liabilities included in deferred revenue at December 31, 2019 and 2018, respectively.

Practical Expedients and Exemptions

Contract costs consist primarily of sales commissions. The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less and the commissions are only due and payable upon receipt of payment from the client. These costs are recorded within sales and marketing expenses.

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

The following table summarizes our stock option activity for the three months ended March 31, 2020:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2019	1,140,000	$0.35	6.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2020	1,140,000	$0.35	6.00	-
Exercisable at March 31, 2020	680,000	$0.43	4.39	$-

At March 31, 2020, 680,000 stock options were exercisable and $15,730 of total compensation cost related to share-based compensation grants had been recognized for the three months ended March 31, 2020. Unrecognized compensation expense from stock options was $86,776 at March 31, 2020, which is expected to be recognized over a weighted-average vesting period of 1.38 years beginning April 1, 2020.

There were no options granted during the three months ended March 31, 2020.

A summary of the status of the Company’s nonvested options as of March 31, 2020, is presented below:

Nonvested options
Number of
Shares
Nonvested options at December 31, 2019	460,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	-
Nonvested options at March 31, 2020	460,000

Note 5: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the three months ended March 31, 2020 and 2019, the percentage of sales and the concentrations are:

	2020	2019
Largest client	25%	35%
Second largest client	22%	16%
Third largest client	20%	15%
Next three largest clients	28%	26%
All other clients	5%	8%
	100%	100%

Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 6: Leases

In 2019, the Company adopted the provisions of Accounting Standards Update 2016-02, Leases, effective January 1, 2019. We determined if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets are recorded in other assets and operating lease liabilities are recorded in current liabilities in the accompanying consolidated balance sheets. Finance leases, none of which existed as of the adoption of Accounting Standards Codification (“ASC”) 842 or as of December 31, 2019, would be reflected in property and equipment and other liabilities in our consolidated balance sheets.

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

Effective January 1, 2020, the Company’s leased office space in San Anselmo, California which was originally scheduled to expire on March 31, 2020 was renegotiated and treated as a modified lease for a 6-month term and monthly rent of $2,539 and will expire September 30, 2020. As of January 1, 2020, the impact of the modified lease with a discount rate of 6% resulted in the recognition of a right of use asset of $21,700, included in other assets, and lease payable obligation on the Company’s consolidated balance sheets of $22,405. Lease expense was $13,955 and $6,833 for the three months ended March 31, 2020 and 2019, respectively, which is included in the general and administrative expense in the accompanying consolidated statements of operations.

Note 7: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern. We continue to focus on our sales pipeline of new business and our cost reduction plans to improve upon our positive working capital of $626,340 at March 31, 2020.  On April 15, 2020, McorpCX, Inc., (the "Company") entered into the Purchase Agreement to sell all of the membership interests in McorpCX, LLC, of which the proceeds of $1,108,000, consisting of $352,000 in cash and a $756,000 promissory note, are expected to be applied to transaction costs as well as investment toward becoming a technology services business. See Note 9 for details. These measures combined with our positive working capital position should enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 8: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three months ended March 31, 2020 and 2019, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net (loss) / income per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 680,000 and 1,350,000 for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(165,851)	$4,777
Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158

Net (loss) income per share, basic and diluted	$(0.01)	$0.00

Note 9: Subsequent Events

On April 15, 2020, the Company entered into the Purchase Agreement to sell all of the membership interests in McorpCX, LLC, to the Purchaser. Since the Company’s professional and related consulting services business, which currently constitutes substantially all of the Company’s operations, is conducted through McorpCX, LLC, the sale of McorpCX, LLC constitutes the sale of substantially all of the Company’s assets under the California Corporations Code, and as such, the Company will be seeking stockholder approval of the Purchase Agreement.

The Purchase Agreement provides that as consideration for the sale of McorpCX, LLC, the Company will receive a total of $352,000 in cash consisting of $100,000 received upon the signing of the Purchase Agreement and $252,000 to be received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are to be payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve month period are to be based on the annual revenues of McorpCX, LLC.

The sale of McorpCX, LLC is subject to the approval of the Purchase Agreement by the majority of the outstanding shares of the Company held by disinterested shareholders, the approval of the TSX Venture Exchange, the sale of all of the Company’s shares of common stock currently owed by Mr. Hinshaw to third parties on terms reasonably satisfactory to the Company, and the satisfaction of customary closing conditions.

The transaction is expected to close in June 2020, subject to the approval of the majority of the outstanding shares of the Company held by disinterested shareholders.

On May 12, 2020, the Company received an unsecured non-recourse promissory note in the amount of $161,169 under the Paycheck Protection Program. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was passed in the United States, which included amongst other programs, loans to businesses under a Paycheck Protection Program. The Paycheck Protection Program Note incurs interest at a fixed rate of 1.00% and is schedule to mature on May 3, 2022. The Company is required to make monthly payments on the note of $6,785 commencing on November 1, 2020.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. With the exception of the policy adoptions discussed in Note 2 of the Notes to the Consolidated Financial Statements included with this report, such policies were unchanged during the three months ended March 31, 2020.

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

There are many potential unforeseen and significant market and competitive risks associated with our current products and services. Though we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, neither product has generated significant sales revenue to date, and we cannot predict the timing or probability of generating material sales revenue from either of them. Further, as of the date of this report, we have yet to engage the necessary development, client support, and sales staff required to identify, develop, and close material product sales opportunities that we believe are required to achieve our product sales and revenue growth objectives. We also believe that our current software capabilities are more limited in scope than our desired final software platform and as such, significant further software development expenditures will be required. Revenues from our consulting services provided to our clients represented a majority of our revenue in 2019 and all revenues for the three months ended March 31, 2020.

In addition, in December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China and has since extensively impacted the global health and economic environment. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Although the financial impacts of COVID-19 to the Company’s current quarter have been limited due to the timing of onset, the COVID-19 pandemic and the government responses to the outbreak presents uncertainty and risk with respect to the Company and its performance and financial results.

The Company has taken steps, and will continue to take further actions, in its approach to minimizing the impact of the COVID-19 pandemic on its business. With the exception of key operations personnel, we have shifted our office staff to remote workstations, and we expect we will continue to operate remotely until state and local government shelter-in-place orders have been lifted and management determines it is safe for employees to return to offices. The Company has also implemented cost containment strategies across all areas of the organization, including curtailment of Company travel and salary reductions for its senior management and certain employees. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was passed in the United States, which included amongst other programs, loans to businesses under a Paycheck Protection Program (“PPP”). On May 12, 2020, the Company received an unsecured non-recourse promissory note in the amount of $161,169 under the PPP (the “PPP Note”). The PPP Note incurs interest at a fixed rate of 1.00% and is schedule to mature on May 3, 2022. The Company is required to make monthly payments on the PPP Note of $6,785.42 commencing on November 1, 2020.

The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its early stages and information is rapidly evolving. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted.

The Company is in the process of determining the optimal path forward for our software products based on current market dynamics, the competitive environment and customer feedback. We continue to evaluate various potential strategies with the goal of improving our ability to achieve additional revenue and profit growth for software products. These possible strategies, which are generally focused on ways to create a more complete slate of customer experience solutions for potential clients, include further software or technology development expenditures, pursuit of merger, acquisitions or joint ventures with companies that provide complimentary products and services, software licensing arrangements, and investment in additional infrastructure within our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we may require financing to pursue these strategies that is beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategies that are identified by our board of directors.

On April 15, 2020, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) to sell all of the membership interests in its wholly-owned subsidiary, McorpCX, LLC, for total consideration of $1,108,000 consisting of $100,000 received upon the signing of the Purchase Agreement and $252,000 to be received at the closing of the transaction along with a $756,000 promissory note. The transaction is expected to close in June 2020, subject to the approval of the majority of the outstanding shares of the Company held by disinterested shareholders. Upon completion of the sale of McorpCX, LLC, the Company intends on focus on growing the Company’s software development and technology services business.

We cannot assure you that we will be able to complete the any of the transactions outlined in the Purchase Agreement, execute on our strategy of developing our software development or technology services business, or otherwise compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition and operations.

Summary of Financial Results

Select financial highlights for the three months ended March 31, 2020:

●	Total revenue decreased by 34% from $1,010,328 during the first quarter of 2019 to $669,792 during the first quarter of 2020.

●	Gross profit decreased by 34% from $621,928 in the first quarter of 2019 to $410,449, in the first quarter of 2020.

●	We recorded net loss of $165,851 in the first quarter of 2020, compared to net income of $4,777 for the first quarter of 2019.

●	The Company reported EBITDA(1) of $(165,220) in the first quarter of 2020, compared to an EBITDA of $56,156 in the first quarter of 2019.

●	The Company had a cash balance of $438,461 at March 31, 2020 compared to a cash balance of $588,848 at December 31, 2019.

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

Sources of Revenue

Our revenue consists primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses entirely through the operations of McopCX LLC. Through May 31 of last year, revenue was also derived from the Company’s software-enabled product sales. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses. Product revenue was from productized and software-enabled service sales not elsewhere classified.

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

During the second half of 2017, we stopped further development of our software products and in 2018 we suspended actively selling Touchpoint Mapping and McorpCX | Persona in order to re-assess the product roadmap to better define the future direction of our software platform. On May 31, 2019, the last remaining contract for Touchpoint Mapping was closed, and we believe no further revenue will be recognized from this date, unless we decide to further develop, upgrade and provide support to resume actively selling our software products and obtain material stand-alone sales commitments for them.

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

Subscription agreements for our software solutions had been offered as monthly term agreements which contain a minimum commitment period of at least 12 months, and which have included related setup, upgrades, hosting and support. Professional services have included consulting fees related to implementation, customization, configuration, training and other services.

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

Results of Operations

			Change from	Percent Change
Revenue	2020	2019	Prior Year	from Prior Year
Three Months Ended March 31,	$669,792	$1,010,328	$(340,536)	(34%	)

Overall, the 34% decrease in revenue was attributed to a 34% decrease in consulting services revenue and a 27% decrease in products and other revenue in the three months ended March 31, 2020 compared to the same period in the prior year. The decrease in consulting services revenue from $965,913 in 2019 to $637,425 in 2020 was primarily the result of the loss of a major client account. The decrease in product and other revenue from $44,415 for the three months ended March 31, 2019 to $32,367 for the same period in 2020, was primarily the result of our decision to suspend selling each of our software products in 2019 combined with a decrease in reimbursable expense mostly resulting from less travel required to execute the projects in the first quarter of 2020 compared to the same period in 2019.

			Change from	Percent Change
Cost of Goods Sold	2020	2019	Prior Year	from Prior Year
Three Months Ended March 31,	$259,343	$388,400	$(129,057)	(33%	)

Cost of goods sold decreased by $129,057, for the three months ended March 31, 2020, compared to the same period in 2019 primarily as a result of a 17% decrease in professional fees and an 84% decrease in non-reimbursable expenses. The decrease in professional fees from $258,152 in 2019 to $215,495 for 2020 was primarily the result of a decrease in billings from our contract consultants mostly due to less consulting revenue volume described above. The decrease in non-reimbursable expenses from $31,750 in 2019 to $5,196 for 2020 was primarily the result of new contracts being structured to allow for more reimbursable expenses in 2020 compared to contracts in the same period in 2019 that did not allow for reimbursable expenses. The remainder of the decrease in cost of goods sold in the first quarter of 2020 compared to the first quarter of 2019 was mostly attributable to a decrease in amortization of capitalized software development costs as well as a reduction in vendor and reimbursable expenses in the first three months of 2020 compared to the same period in the prior year.

			Change from	Percent Change
Net Operating Income (Loss)	2020	2019	Prior Year	from Prior Year
Three Months Ended March 31,	$(160,275)	$10,508	$(170,783)	(1,625%	)

For the three months ended March 31, 2020 we had net operating loss of $160,275 compared to a net operating income of $10,508 for the three months ended March 31, 2019. The decrease in net operating income in the current quarter was primarily a result of decreased total revenues, and an increase in general and administrative costs being partially offset by decrease in costs of goods sold when compared to the same period in 2019.

EBITDA decreased by $221,376 to a loss of $165,220 for the three months ended March 31, 2020 to earnings of $56,156 for the three months ended March 31, 2019.

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

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019

Net (Loss) Income	$(165,851)	$4,777
Depreciation and Amortization	631	50,148
Interest expense	-	1,231
EBITDA	$(165,220)	$56,156

			Change from	Percent Change
Salaries and Wages	2020	2019	Prior Year	from Prior Year
Three Months Ended March 31,	$278,912	$293,710	$(14,798)	(5%	)

Salaries and wages decreased by $14,798 during the three months ended March 31, 2020 compared to the same period in 2019 primarily due to a decrease in the compensation of our executives officers in the current quarter compared to the same quarter in 2019.

			Change from	Percent Change
Contract Services	2020	2019	Prior Year	from Prior Year
Three Months Ended March 31,	$3,029	$42,180	$(39,151)	(93%	)

Expenses related to contract services decreased in the first quarter of 2020 compared to the same quarter in 2019 primarily due to finance and administration services provided by contractors in the first three months of 2019, which were not required in the first three months of 2020.

			Change from	Percent Change
Other General and Administrative	2020	2019	Prior Year	from Prior Year
Three Months Ended March 31,	$288,783	$275,530	$13,253	5%

Other general and administrative costs increased $13,253 during the three months ended March 31, 2020 compared to the same period in 2019, primarily due to increases in professional fees, insurance, dues and subscriptions, and rent partially offset by decreases in sales, marketing and promotion expenses as well as travel, meals, and entertainment.

			Change from	Percent Change
Other Income/Expense	2020	2019	Prior Year	from Prior Year
Three Months Ended March 31,	$(5,576)	$(4,500)	$(1,076)	24%

Other expense increased for the three months ended March 31, 2020 compared to the first quarter of 2019, primarily due to increased state use tax expenses.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$438,461	$588,848
Working capital	$626,340	$779,762

Anticipated Uses of Cash

As of March 31, 2020, our cash and cash equivalents and working capital had decreased to $438,461 and $626,340, respectively, from $588,848 and $779,762 as of December 31, 2019. The decrease in cash during the first quarter of 2020 was primarily the result of a net loss of $165,851 combined with a decrease in accounts payable during the first three months of 2020.

For the three months ended March 31, 2020 and the year ended December 31, 2019, we were able to finance our operations with cash generated through operating activities, and cash on hand. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the three months ended March 31, 2020, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities.

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

The Company entered into Purchase Agreement on April 15, 2020, and assuming the closing conditions are either met or properly waived, expects to receive total consideration of $1,108,000 consisting of $352,000 in cash and a $756,000 promissory note for the sale of McorpCX, LLC.

In addition to the transactions contemplated in the Purchase Agreement, we intend to continue to seek ways to expand upon our business and as such, in the future we may make acquisitions of businesses or assets or commitments to additional capital projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources may be required. Depending on the size of a transaction, the capital resources that may be required can be substantial. The necessary resources may be generated from cash flow from operations, cash on hand, the proceeds of the sale of McorpCX, LLC, borrowing against our assets or the issuance of securities, and there is no assurance these capital resources will be available to us when required.

Cash Flow – Three months ended March 31, 2020 and 2019

Operating Activities. Net cash used in operating activities increased to $150,387 for the three months ended March 31, 2020 compared to net cash provided by operating activities of $232,921 for the three months ended March 31, 2019. This increase in cash used in 2020 was primarily due to decreased accounts payable and accrued liabilities, combined with a net loss of $165,851 in the first three months of 2020.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in the first three months of 2020 compared to the same period of the prior year. During the three months ended March 31, 2020, DSO was approximately 57 days, up from approximately 34 days during three months ended March 31, 2019. This increase was largely attributed to the decrease in sales during the current period. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. There was no cash provided by, or used in, investing activities for three months ended March 31, 2020 and 2019.

Financing Activities. There was no cash provided by, or used in, financing activities for the three months ended March 31, 2020 and 2019.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that, as of the period covered by this report, and as reported in Item 9A of the Company’s Fiscal 2019 Form 10-K, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report”), which could materially affect our business, results of operations or financial condition. In addition to the risks outlined in the 2019 Annual Report we are subject to the following risks:

The COVID-19 pandemic could adversely affect our financial results, operations and outlook for an extended period of time.

The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and will continue to disrupt our business. We expect the stay-at-home orders and the sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic to adversely affect our revenues, which adversely impacts our liquidity, financial condition and results of operations.

Our operations could be further disrupted if any of our executives or employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19, which could further materially adversely affect our liquidity, financial position and results of operations.

We cannot predict how long the COVID-19 pandemic will last or if it will recur, if new government restrictions and mandates will be imposed or how long they will be effective, or the economic impact of such restrictions on our clients, so we cannot predict how long our results of operations and financial performance will be adversely impacted.

While the LLC Sale Transaction is pending, it creates uncertainty about the Company’s future that could have a material adverse effect the Company’s our business, financial condition and results of operations.

While the transaction to sell McorpCX, LLC pursuant to the terms of the Purchase Agreement (the “LLC Sale Transaction”) is pending, it creates uncertainty about the Company’s future. As a result of this uncertainty, the Company’s current or potential business partners and clients may decide to delay, defer or cancel entering into new business arrangements with the Company pending closing or termination of the LLC Sale Transaction. In addition, while the LLC Sale Transaction is pending, the Company is subject to a number of risks, including:

☐	the diversion of management and employee attention from our day-to-day business;

☐	the potential disruption to business partners and clients; and

☐	the possible inability to respond effectively to competitive pressures, industry developments and future opportunities.

The occurrence of any of these events individually or in combination could have a material adverse effect on the Company’s business, financial condition and results of operation.

You are not guaranteed any of the proceeds from the LLC Sale Transaction.

The consideration for McorpCX, LLC is expected to be paid by the Purchaser directly to the Company. The Company could spend or invest the net proceeds from the LLC Sale Transaction in ways with which our stockholders may not agree. The investment of these proceeds may not yield a favorable return.

The Company will be a very small public company.

Once the LLC Sale Transaction is completed, the Company is expected to continue to file periodic annual, quarterly and current reports, as well as proxy statements with the SEC. As a result, the Company will continue to incur additional ongoing operating expenses and the Company cannot assure how much of the cash proceeds, if any, will ultimately be distributed to stockholders or invested in growing the Company’s technology services business.

The Company’s ability to execute its strategy following the LLC Sale Transaction depends on the Company’s ability to retain and recruit qualified management and/or advisors.

The Company’s ability to execute its strategy following the closing of the LLC Sale Transaction requires that the Company retain and recruit personnel with technology services experience. There are no assurances that the Company will be able to find and/or be able to recruit qualified personnel required to build the Company’s technology services business, and if the Company is not able to recruit such personnel the Company may not be able to successfully grow its technology services business and consequently may not develop a revenue generating business after the completion of the LLC Sale Transaction.

Following the LLC Sale Transaction, the Company’s profitability and growth will depend on the success of the Company’s planned development of its technology services business, which is subject to a variety of business risks and uncertainties.

After completion of the LLC Sale Transaction, the Company is expected to be focused on growing its technology services business. Any evaluation of our technology services business and our prospects following the LLC Sale Transaction must be considered in light of the risks and uncertainties stated above, as well as the following:

☐	the ability to maintain our relationships with our existing clients;
☐	the ability to attract new clients; and
☐	potential capital costs used for investment in the technology services business;

If the Company is unable to address these risks, the Company’s business, results of operations and prospects following the closing of the LLC Sale Transaction could suffer and the company may not be able to successfully able to develop a revenue generating business.

The Company will incur significant expenses in connection with the LLC Sale Transaction, regardless of whether the LLC Sale Transaction is completed.

The Company expects to incur significant expenses related to the LLC Sale Transaction. These expenses include, but are not limited to, financial advisory fees and expenses, legal fees, accounting fees and expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by the Company regardless of whether the LLC Sale Transaction is completed.

If the Company fails to complete the LLC Sale Transaction, the Company’s business may be harmed.

The Company cannot assure you that the LLC Sale Transaction will be completed. The closing of the LLC Sale Transaction is subject to the satisfaction of a number of conditions, including, among others, the requirement that stockholders adopt the LLC Sale Proposal and that the Company receives approval of the TSX Venture Exchange. The Company cannot guarantee that it will be able to meet all of the closing conditions in the Purchase Agreement. The Company also cannot be sure that other circumstances will not arise that would allow the Purchaser to terminate the Purchase Agreement prior to the closing of the LLC Sale Transaction. If the LLC Sale Transaction does not close, the Company’s Board of Directors will be forced to evaluate other alternatives, which may be less favorable to the Company than the proposed LLC Sale Transaction.

In addition, if the LLC Sale Transaction is not consummated, the Company’s directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the pendency of the LLC Sale Transaction and the Company will have incurred significant transaction costs, in each case, without any commensurate benefit, which may have a material and adverse effect on the Company’s stock price and results of operations.

If the proposed LLC Sale Transaction is not completed, the Company may explore other potential transactions, but alternatives may be less favorable to us.

If the proposed LLC Sale Transaction is not completed, the Company may explore other strategic alternatives. An alternative transaction may have terms that are less favorable to the Company than the terms of the proposed LLC Sale Transaction, or the Company may be unable to reach agreement with any third party on an alternate transaction that the Company would consider to be reasonable.

It is important to note that the risks described above as well as in our 2019 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on March 31, 2020.

Purchases of Equity Securities

During the three months ended March 31, 2020, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

ITEM 6.	EXHIBITS.

2.1

Unit Purchase Agreement dated April 15, 2020, between McorpCX, Inc. and mfifty, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May 2020.

MCORPCX, INC.

BY:	/s/ Matthew Kruchko
Matthew Kruchko
Chief Executive Officer

BY:	/s/ Barry MacNeil
Barry MacNeil
Chief Financial Officer

EXHIBIT INDEX

2.1

Unit Purchase Agreement dated April 15, 2020, between McorpCX, Inc. and mfifty, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2020).

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