Form 10-Q
period 2020-06-30
MCX Technologies Corp
filed 2020-08-14
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

MCX TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

California

(State or other jurisdiction of incorporation or organization)

26-0030631

(I.R.S. Employer Identification No.)

201 Spear Street, Suite 1100

San Francisco, CA   94105

(Address of principal executive offices, including zip code)

(415) 526-2655

(Registrant's telephone number, including area code)

MCORPCX, INC.

(Former name or former address, if changed since last report)

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of August 13, 2020.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$605,853	$588,848
Accounts receivable	668,730	486,317
Total current assets	1,274,583	1,075,165
Long term assets:
Property and equipment, net	86,262	87,551
Other assets	47,499	55,444
Total assets	$1,408,344	$1,218,160

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$270,164	$253,824
Deferred revenue	65,118	32,358
Lease payable	7,581	7,539
Notes payable, current portion	55,011	-
Other current liabilities	1,682	1,682
Total current liabilities	399,556	295,403
Notes payable, net of current portion	256,058	-
Total liabilities	655,614	295,403
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	6,549,345	6,517,885
Accumulated deficit	(5,796,615)	(5,595,128)
Total shareholders' equity	752,730	922,757
Total liabilities and shareholders' equity	$1,408,344	$1,218,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue, net
Consulting services	$894,094	$1,129,852	$1,531,519	$2,095,765
Products and other	32,090	47,258	64,457	91,673
Total revenue, net	926,184	1,177,110	1,595,976	2,187,438
Cost of goods sold
Labor	307,963	337,504	523,458	595,656
Products and other	24,556	100,662	68,404	230,910
Total cost of goods sold	332,519	438,166	591,862	826,566
Gross profit	593,665	738,944	1,004,114	1,360,872
Expenses
Salaries and wages	270,079	294,220	548,991	587,930
Contract services	10,596	30,158	13,625	72,338
Other general and administrative	353,294	331,040	642,077	606,570
Total expenses	633,969	655,418	1,204,693	1,266,838

Net operating (loss) income	(40,304)	83,526	(200,579)	94,034

Interest expense	(199)	(524)	(199)	(1,755)

Other income (expense)	4,867	2,182	(709)	(2,318)

Net (loss) income	$(35,636)	$85,184	$(201,487)	$89,961

Net (loss) income per share-basic and diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Six Months Ended June 30, 2019
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2018	20,426,158	$-	$6,454,791	$(4,834,173)	$1,620,618
Stock based compensation - stock options	-	-	15,558	-	15,558
Net income	-	-	-	4,777	4,777
Balance at March 31, 2019	20,426,158	$-	$6,470,349	$(4,829,396)	$1,640,953
Stock based compensation - stock options	-	-	15,730	-	15,730
Net income	-	-	-	85,184	85,184
Balance at June 30, 2019	20,426,158	$-	$6,486,079	$(4,744,212)	$1,741,867

	Six Months Ended June 30, 2020
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2019	20,426,158	$-	$6,517,885	$(5,595,128)	$922,757
Stock based compensation - stock options	-	-	15,730	-	15,730
Net loss	-	-	-	(165,851)	(165,851)
Balance at March 31, 2020	20,426,158	$-	$6,533,615	$(5,760,979)	$772,636
Stock based compensation - stock options	-	-	15,730	-	15,730
Net loss	-	-	-	(35,636)	(35,636)
Balance at June 30, 2020	20,426,158	$-	$6,549,345	$(5,796,615)	$752,730

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(201,487)	$89,961
Adjustments to reconcile net (loss) income to net cash used in operations:
Depreciation and amortization	1,289	78,406
Operating lease ROU asset amortization	21,187	13,666
Stock compensation expense	31,460	31,288
Changes in operating assets and liabilities:
Accounts receivable	(182,413)	(463,078)
Other assets	8,458	31,554
Accounts payable and accrued liabilities	16,340	(94,113)
Lease liability	(21,658)	(13,891)
Other current liabilities	-	146
Deferred revenue	32,760	(107,393)

Net used in operating activities	(294,064)	(433,454)

FINANCING ACTIVITIES
Proceeds from notes payable	311,069	-

Net cash provided by financing activities	311,069	-

Increase (decrease) in cash and cash equivalents	17,005	(433,454)

Cash and cash equivalents, beginning of period	588,848	1,350,014

Cash and cash equivalents, end of period	$605,853	$916,560

Supplemental disclosure of cash flow information:
Interest paid	$199	$1,231
Non-cash investing and financing activities:
Initial recognition of ROU asset and lease liability	$21,700	$-
ROU asset and operating lease obligation recognized upon adoption of ASU 2016-02	$-	$34,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION (formerly MCORPCX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(unaudited)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (formerly McorpCX, Inc) (“we,” “us,” “our,” or the “Company”), was incorporated in the State of California on December 14, 2001. We are a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation.

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

We are a customer experience services company, currently focused on delivering consulting and technology solutions to customer-centric organizations. We previously engaged in the business of delivering consulting and professional services that are designed to help corporations improve their customer listening and customer experience management capabilities. To augment our consultative solutions, we have developed technology products that include on-demand “cloud based” customer experience management software. Our professional and related services include a range of customer experience management services such as research, training, strategy consulting and process optimization.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic and information continues to evolve. Although capital markets and economies worldwide improved during the second quarter from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries which could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these Interim Consolidated Financial Statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remain uncertain.

The consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2020 and 2019, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2019, filed on Form 10-K with the SEC on March 27, 2020.  The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year.

Note 2: Sale of McorpCX, LLC

On April 15, 2020, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) to sell all of the membership interests in McorpCX LLC to mfifty, LLC, a California limited liability company controlled by Michael Hinshaw, the current President of McorpCX LLC (the “Purchaser”). Since the Company’s professional and related consulting services business, which currently constitutes substantially all of the Company’s operations, is conducted through McorpCX LLC, the sale of McorpCX LLC represents a strategic shift that will have a major effect on the Company’s operations and financial results.

The Company received stockholder approval of the Purchase Agreement during a special meeting held on June 29, 2020, and the transaction closed on August 3, 2020.

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the Purchase Agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are to be payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve month period are to be based on a percentage of the annual revenues of McorpCX LLC.  The note is secured by mfifty's ownership interest in McorpCX LLC.

As of June 30, 2020, the sale of McorpCX LLC was subject to conditions that were less than probable to occur as of the end of the quarter and thus did not meet the held for sale criteria as of such date. These conditions included the approval of the TSX Venture Exchange, the sale of all of the Company’s shares of common stock currently owed by Mr. Hinshaw to third parties on terms reasonably satisfactory to the Company, and the satisfaction of customary closing conditions. See Note 11.

Note 3: Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13 (as amended through June 2020), “Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. ASU No. 2016-13 introduced a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables, contract assets and held-to-maturity debt securities. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019 FASB voted to delay implementation of ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326) -Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently expect no material impact of the adoption of the amendments on the Company’s consolidated financial statements.

Note 4. Revenues

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

The aggregate amount of the fees received from customers that are allocated to each customer’s respective performance obligation that is unsatisfied (or partially unsatisfied) is $65,118 as of June 30, 2020 and included in deferred revenue on the accompanying consolidated balance sheets. The Company expects to recognize revenue of $65,118 in 2020 related to these unsatisfied (or partially unsatisfied) performance obligations. Deferred revenue is not expected to be recognized beyond fiscal year 2021.

During the three and six months ended June 30, 2020, we recognized revenue of $530 and $32,358, respectively, related to our contract liabilities included in deferred revenue at December 31, 2019. During the three and six months ended June 30, 2019, we recognized revenue of $47,133 and $122,238, respectively, related to our contract liabilities included in deferred revenue at December 31, 2018.

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

The following table summarizes our stock option activity for the six months ended June 30, 2020:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2019	1,140,000	$0.35	6.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2020	1,140,000	$0.35	5.75	-

Exercisable at June 30, 2020	680,000	$0.43	4.14	$-

At June 30, 2020, 680,000 stock options were exercisable and $31,460 of total compensation cost related to share-based compensation grants had been recognized for the six months ended June 30, 2020. Unrecognized compensation expense from stock options was $71,046 at June 30, 2020, which is expected to be recognized over a weighted-average vesting period of 1.13 years beginning July 1, 2020.

There were no options granted during the six months ended June 30, 2020.

A summary of the status of the Company’s nonvested options as of June 30, 2020, is presented below:

Nonvested options
Number of
Shares
Nonvested options at December 31, 2019	460,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	-
Nonvested options at June 30, 2020	460,000

Note 6: Concentrations

We sell products and services under various terms to a broad range of companies across multiple industries ranging from start-ups to Fortune 500 companies, with sales historically concentrated among a few large clients. We continue to make efforts to mitigate risk from loss of a single client and shift sales concentration to a more even distribution among our clients. For the six months ended June 30, 2020 and 2019, the percentage of sales and the concentrations are:

	2020	2019
Largest client	42%	27%
Second largest client	25%	21%
Third largest client	12%	16%
Next three largest clients	17%	27%
All other clients	4%	9%
	100%	100%

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

Effective January 1, 2020, the Company’s leased office space in San Anselmo, California which was originally scheduled to expire on March 31, 2020 was renegotiated and treated as a modified lease for a 6-month term and monthly rent of $2,539 and will expire September 30, 2020. As of January 1, 2020, the impact of the modified lease with a discount rate of 6% resulted in the recognition of a right of use asset of $21,700, included in other assets, and lease payable obligation on the Company’s consolidated balance sheets of $22,405. Lease expense was $21,187 and $13,666 for the six months ended June 30, 2020 and 2019, respectively, which is included in the general and administrative expense in the accompanying consolidated statements of operations.

Note 8: Debt

On May 12, 2020, the Company received an unsecured non-recourse promissory note in the amount of $161,069 under the Paycheck Protection Program. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was passed in the United States, which included amongst other programs, loans to businesses under a Paycheck Protection Program. The Paycheck Protection Program Note incurs interest at a fixed rate of 1.00% and is scheduled to mature on May 3, 2022. The Company is required to make monthly payments on the note of $6,785 commencing on November 1, 2020.

On June 11, 2020, the Company received a secured non-recourse promissory note in the amount of $150,000 under the Economic Injury Disaster Loan. The Economic Injury Disaster Loan incurs interest at a fixed rate of 3.75% and is scheduled to mature 30 years from the date of the promissory note on June 10, 2050. The Company is required to make monthly payments on the note of $731 which includes principal and interest beginning twelve months from the date of the note beginning June 11, 2021. Collateral for the loan includes all tangible and intangible personal property.

Note 9: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern.  On August 3, 2020, the Company completed the sale of all of the membership interests in McorpCX, LLC, of which the proceeds of $1,108,000, consisting of $352,000 in cash and a $756,000 promissory note, are expected to be applied to transaction costs as well as investment toward becoming a technology services business. See Note 2 for details. These measures combined with our positive working capital position should enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our longer-term ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 10: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the six months ended June 30, 2020 and 2019, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net (loss) / income per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 680,000 and 1,350,000 for the six months ended June 30, 2020 and 2019, respectively.

	Six Months Ended
	June 30,
	2020	2019
Net (loss) income	$(201,487)	$89,961
Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158
Net (loss) income per share, basic and diluted	$(0.01)	$0.00

Note 11: Subsequent Events

On August 3, 2020 the Company completed the sale of McorpCX, LLC. Management determined that the disposal will meet the criteria for presentation as discontinued operations as of August 3, 2020 and will be disclosed as such for the three months ended September 30, 2020. The disposal of McorpCX, LLC represents a strategic shift that will have a major effect on the Company’s operations and financial results. Accordingly, the results of the McorpCX, LLC will be presented as discontinued operations in the Company’s Consolidated Statements of Operations beginning in the third quarter of 2020, and thus be excluded from continuing operations for all periods presented. In addition, the related assets and liabilities of McorpCX, LLC will be classified as discontinued operations on the Company’s Consolidated Balance Sheets for all periods presented.

Subsequent to the sale of McorpCX, LLC, the Company intends to focus on growing the Company’s software development and technology services business.

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

Unless the context otherwise requires, all references to “we,” “us,” “our” or the “Company” are to MCX Technologies Corporation and our subsidiaries.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. With the exception of the policy adoptions discussed in Note 3 of the Notes to the Consolidated Financial Statements included with this report, such policies were unchanged during the six months ended June 30, 2020.

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

On April 15, 2020, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) to sell all of the membership interests in McorpCX, LLC to mfifty, LLC, a California limited liability company controlled by Michael Hinshaw, the current President of McorpCX LLC (the “Purchaser”). Since the Company’s professional and related consulting services business, which currently constitutes substantially all of the Company’s operations, is conducted through McorpCX LLC, the sale of McorpCX LLC represents a strategic shift that we believe will have a major effect on the Company’s operations and financial results.

The Company received stockholder approval of the Purchase Agreement during a special meeting held on June 29, 2020, and the transaction closed on August 3, 2020.

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the Purchase Agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are to be payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve month period are to be based on the annual revenues of McorpCX, LLC.  The note is secured by mfifty's ownership interest in McorpCX LLC.

In connection with the completion of the sale of McorpCX LLC, the Company intends to focus on growing the Company’s software development and technology services business.

Prior to the sale of McorpCX LLC our primary source of revenue was derived from our consulting services which were intended to help primarily large and medium sized organizations plan, design and deliver better customer experiences in order to maximize their return on investment, improve efficiency, and increase the adoption of our products and services. Our services offered included a range of customer experience management consulting services in the areas of research, strategy development, planning, education, training and best practices, as well as providing customer-centric strategies and implementation roadmaps in support of these strategies.

We also have developed on-demand “cloud based” customer experience management software such as Touchpoint Mapping® On-Demand (also marketed as McorpCX | Insights), referred to as “Touchpoint Mapping”, and McorpCX | Persona.

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

Though we released the first version of Touchpoint Mapping in 2013, and we released the first version of McorpCX | Persona in 2016, neither product has generated significant sales revenue to date, and we have yet to engage the necessary development, client support, and sales staff required to identify, develop, and close material product sales opportunities that we believe are required to achieve our product sales and revenue growth objectives. We also believe that our current software capabilities are more limited in scope than our desired final software platform and as such, significant further software development expenditures will be required. Revenues from our consulting services provided to our clients represented a majority of our revenue in 2019 and for the six months ended June 30, 2020.

Upon the completion of the sale of the Company’s consulting services business, the Company’s management is now in the process of determining the optimal path forward for our software products based on current market dynamics, the competitive environment and customer feedback. We continue to evaluate various potential strategies with the goal of improving our ability to achieve additional revenue and profit growth for software products. These possible strategies, which are generally focused on ways to create a more complete slate of customer experience solutions for potential clients, include further software or technology development expenditures, pursuit of merger, acquisitions or joint ventures with companies that provide complimentary products and services, software licensing arrangements, and investment in additional infrastructure within our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we may require financing to pursue these strategies that is beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategies that are identified by our board of directors.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was passed in the United States, which included amongst other programs, loans to businesses under a Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”). On May 12, 2020, the Company received an unsecured non-recourse promissory note in the amount of $161,069 under the PPP (the “PPP Note”). The PPP Note incurs interest at a fixed rate of 1.00% and is schedule to mature on May 3, 2022. The Company is required to make monthly payments on the PPP Note of $6,785 commencing on November 1, 2020.

On June 11, 2020, the Company received a secured non-recourse promissory note in the amount of $150,000 under the EIDL program (the “EIDL Loan”). The EIDL Loan incurs interest at a fixed rate of 3.75% and is scheduled to mature on 30 years from June 10, 2050. The Company is required to make monthly payments on the EIDL Loan of $731 which includes principal and interest beginning twelve months from the date of the EIDL Loan beginning June 11, 2021. Collateral for the loan includes all tangible and intangible personal property.

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

Summary of Financial Results

Select financial highlights for the three and six months ended June 30, 2020:

●

Total revenue decreased by 21% from $1,177,110 during the second quarter of 2019 to $926,184 during the second quarter of 2020, and decreased by 27% from $2,187,438 during the first half of 2019 to $1,595,976 during the first half of 2020.

●

Gross profit decreased by 20% from $738,944, in the second quarter of 2019 to $593,665, in the second quarter of 2020, and decreased by 26% from $1,360,872 in the first half of 2019 to $1,004,114 in the first half of 2020.

●

We recorded net loss of $35,636 in the second quarter of 2020, compared to net income of $85,184 for the second quarter of 2019. Net loss was $201,487 in the first half of 2020 compared to a net income of $89,961 for the first half of 2019.

●

The Company reported EBITDA(1) of $(34,779) and $(199,999) in the second quarter and first half of 2020, respectively, compared to $113,966 and $170,122 and in the second quarter and first half of 2019, respectively.

●	The Company had a cash balance of $605,853 at June 30, 2020 compared to a cash balance of $588,848 at December 31, 2019.

(1) We define EBITDA as net income (loss) plus interest, tax, depreciation and amortization expenses. We consider EBITDA to be a meaningful supplement to net income (loss) as a performance measure primarily because depreciation and amortization expenses are not actual cash costs, and interest and tax expenses are not related to our direct operating activities. See page 18 for a reconciliation of net income (loss) to EBITDA.

Sources of Revenue

Prior to the sale of McorpCX LLC, our revenue consisted primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses entirely through the operations of McorpCX LLC. Through May 31 of last year, revenue was also derived from the Company’s software-enabled product sales. Consulting services include customer experience management consulting in the areas of strategy development, planning, education, training and program design, and includes the articulation of customer-centric strategies and implementation roadmaps in support of these strategies, while other revenue includes reimbursement of related travel costs and out-of-pocket expenses. Product revenue was from productized and software-enabled service sales not elsewhere classified.

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

Results of Operations

			Change from	Percent Change
Revenue	2020	2019	Prior Year	from Prior Year
Three Months Ended June 30,	$926,184	$1,177,110	$(250,926)	(21%	)
Six Months Ended June 30,	$1,595,976	$2,187,438	$(591,462)	(27%	)

Overall, the 21% decrease in revenue in the second quarter of 2020 compared to the second quarter of 2019 was attributed to a 21% decrease in consulting services revenue and a 32% decrease in products and other revenue in the three months ended June 30, 2020 compared to the same period in the prior year. The decrease in consulting services revenue from $1,129,852 in 2019 to $894,094 in 2020 was primarily the result of the loss of a major client account. The decrease in product and other revenue from $47,258 for the three months ended June 30, 2019 to $32,090 for the same period in 2020, was primarily the result of our decision to suspend selling each of our software products in 2019 combined with a decrease in reimbursable expense mostly resulting from less travel required to execute the projects in 2020 compared to the same period in 2019 as well as travel restrictions due to COVID-19 shelter-in-place orders in the second quarter of 2020.

Overall, the 27% decrease in revenue in the first half of 2020 compared to the first half of 2019 was attributed to a 27% decrease in consulting services revenue and a 30% decrease in products and other revenue in the six months ended June 30, 2020 compared to the same period in the prior year. The decrease in consulting services revenue from $2,095,765 in 2019 to $1,531,519 in 2020 was primarily the result of the loss of a major client account. The decrease in product and other revenue from $91,673 for the six months ended June 30, 2019 to $64,457 for the same period in 2020, was primarily the result of our decision to suspend selling each of our software products in 2019 combined with a decrease in reimbursable expense mostly resulting from less travel required to execute the projects and travel restrictions due to COVID-19 shelter-in-place orders in the second quarter of 2020 compared to the same period in 2019.

			Change from	Percent Change
Cost of Goods Sold	2020	2019	Prior Year	from Prior Year
Three Months Ended June 30,	$332,519	$438,166	$(105,647)	(24%	)
Six Months Ended June 30,	$591,862	$826,566	$(234,704)	(28%	)

Cost of goods sold decreased by $105,647, for the three months ended June 30, 2020, compared to the same period in 2019 primarily as a result of a 9% decrease in professional fees and a 63% decrease in reimbursable and non-reimbursable expenses. The decrease in professional fees from $337,504 in 2019 to $307,963 for 2020 was primarily the result of a decrease in billings from our contract consultants mostly due to less consulting revenue volume described above. The decrease in reimbursable and non-reimbursable expenses from $65,513 in 2019 to $24,556 for 2020 was primarily the result of less travel due to the COVID-19 shelter-in-place orders. The remainder of the decrease in cost of goods sold in the second quarter of 2020 compared to the second quarter of 2019 was mostly attributable to a decrease in amortization of capitalized software development costs in the second quarter months of 2020 compared to the same period in the prior year.

Cost of goods sold decreased by $234,704, for the six months ended June 30, 2020, compared to the same period in 2019 primarily as a result of a 12% decrease in professional fees and a 54% decrease in reimbursable and non-reimbursable expenses. The decrease in professional fees from $595,656 in 2019 to $523,458 for 2020 was primarily the result of a decrease in billings from our contract consultants mostly due to less consulting revenue volume described above. The decrease in reimbursable and non-reimbursable expenses from $148,494 in 2019 to $68,404 for 2020 was primarily the result of less travel due to the COVID-19 shelter-in-place orders. The remainder of the decrease in cost of goods sold in the first half of 2020 compared to the first half of 2019 was mostly attributable to a decrease in amortization of capitalized software development costs as well as a reduction in vendors providing services to the Company in the first six months of 2020 compared to the same period in the prior year.

			Change from	Percent Change
Net Operating Income (Loss)	2020	2019	Prior Year	from Prior Year
Three Months Ended June 30,	$(40,304)	$83,526	$(123,830)	(148%	)
Six Months Ended June 30,	$(200,579)	$94,034	$(294,613)	(313%	)

For the three months ended June 30, 2020 we had net operating loss of $40,304 compared to a net operating income of $83,526 for the six months ended June 30, 2019. The decrease in net operating income in the second quarter of 2020 was primarily a result of decreased total revenues, and an increase in general and administrative costs being partially offset by decrease in costs of goods sold and salaries and wages when compared to the same quarter in 2019.

For the six months ended June 30, 2020 we had net operating loss of $200,579 compared to a net operating income of $94,034 for the six months ended June 30, 2019. The decrease in net operating income in the current period was primarily a result of decreased total revenues combined with an increase in general and administrative costs being partially offset by a decrease in costs of goods sold and sales and wages when compared to the same period in 2019.

Net income decreased from $85,184 in the second quarter of 2019 to a net loss of $35,636 in the same quarter of 2020, while EBITDA decreased by $148,745 to a loss of $34,779 for the three months ended March 31, 2020 from earnings of $113,966 for the three months ended March 31, 2019.

Net income decreased from $89,961 in the first half of 2019 to a net loss of $201,487 in the first half of 2020, while EBITDA decreased by $370,121 to a loss of $199,999 for the six months ended June 30, 2020 from earnings of $170,122 for the six months ended June 30, 2019.

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

The following table provides a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net (Loss) Income	$(35,636)	$85,184	$(201,487)	$89,961
Depreciation and Amortization	658	28,258	1,289	78,406
Interest expense	199	524	199	1,755

EBITDA	$(34,779)	$113,966	$(199,999)	$170,122

			Change from	Percent Change
Salaries and Wages	2020	2019	Prior Year	from Prior Year
Three Months Ended June 30,	$270,079	$294,220	$(24,141)	(8%	)
Six Months Ended June 30,	$548,991	$587,930	$(38,939)	(7%	)

Salaries and wages decreased by $24,141 during the three months ended June 30, 2020 compared to the same quarter in 2019 primarily due to a decrease in the compensation of our executives officers in the current quarter compared to the same quarter in 2019 and a reduction in staff salaries due to the outsourcing of our bookkeeping function.

Salaries and wages decreased by $38,939 during the six months ended June 30, 2020 compared to the same period in 2019 primarily due to a decrease in the compensation of our executives officers in the current period compared to the same period in 2019 and a reduction in staff salaries due to the outsourcing of our bookkeeping function.

			Change from	Percent Change
Contract Services	2020	2019	Prior Year	from Prior Year
Three Months Ended June 30,	$10,596	$30,158	$(19,562)	(65%	)
Six Months Ended June 30,	$13,625	$72,338	$(58,713)	(81%	)

Expenses related to contract services decreased in the three and six months ending June 30, 2020 compared to the same periods in 2019 primarily due to more finance and administration and marketing services provided by contractors in 2019.

			Change from	Percent Change
Other General and Administrative	2020	2019	Prior Year	from Prior Year
Three Months Ended June 30,	$353,294	$331,040	$22,254	7%
Six Months Ended June 30,	$642,077	$606,570	$35,507	6%

Other general and administrative costs increased $22,254 and $35,507 during the three and six months ended June 30, 2020 compared to the same periods in 2019, primarily due to increases in professional fees, insurance, dues and subscriptions, rent, and computers and software partially offset by decreases in sales, marketing and promotion expenses, travel, meals, and entertainment as well as administration expenses.

			Change from	Percent Change
Other Income/Expense	2020	2019	Prior Year	from Prior Year
Three Months Ended June 30,	$4,867	$2,182	$2,685	123%
Six Months Ended June 30,	$(709)	$(2,318)	$1,609	(69%	)

Other income increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to an EIDL loan received in the second quarter in the amount of $5,000 which is not required to be repaid.  This loan is in addition to the EIDL loan discussed in Note 8 of the Notes to Consolidated Financial Statements included with this report.

Other expense decreased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to decreased state use tax expenses and unrealized losses as well as a decrease in interest income from the Company’s investment accounts.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$605,853	$588,848
Working capital	$875,027	$779,762

Anticipated Uses of Cash

As of June 30, 2020, our cash and cash equivalents and working capital had increased to $605,853 and $875,027, respectively, from $588,848 and $779,762 as of December 31, 2019. The increase in cash during the first half of 2020 was primarily the result of proceeds from new debt acquired during the first six months of 2020.  See Note 8 of the Notes to the Consolidated Financial Statements included with this report.

For the six months ended June 30, 2020 and the year ended December 31, 2019, we were able to finance our operations with cash generated through financing activities, and cash on hand. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the six months ended June 30, 2020, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities.

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

Pursuant to the terms of the Purchase Agreement, we received total consideration of $1,108,000 consisting of $352,000 in cash and a $756,000 promissory note for the sale of McorpCX, LLC, which was completed on August 3, 2020.

In connection with the completion of the sale of McorpCX LLC, we intend to continue to seek ways to expand upon our business and as such, in the future we may make acquisitions of businesses or assets or commitments to additional capital projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources may be required. Depending on the size of a transaction, the capital resources that may be required can be substantial. The necessary resources may be generated from cash flow from operations, cash on hand, the proceeds of the sale of McorpCX, LLC, borrowing against our assets or the issuance of securities, and there is no assurance these capital resources will be available to us when required.

Cash Flow – Six months ended June 30, 2020 and 2019

Operating Activities. Net cash used in operating activities decreased to $294,064 for the six months ended June 30, 2020 compared to net cash used in operating activities of $433,454 for the six months ended June 30, 2019. This decrease in cash used in 2020 compared to 2019 was primarily due to a greater increase in accounts receivable in the first half of 2019 compared to the first half of 2020, combined with increased accounts payable and deferred revenues in the first half of 2020 compared to a decrease in accounts payable and deferred revenues in same period of 2019.

Days Sales Outstanding (“DSO”), which the Company defines as the average number of days it takes to collect revenue once a sale has been made, increased in the first six months of 2020 compared to the same period of the prior year. During the six months ended June 30, 2020, DSO was approximately 76 days, up from approximately 67 days during six months ended June 30, 2019. This increase was largely attributed to the impact of the COVID-19 pandemic during the current period. DSO can fluctuate due to the timing and nature of contracts that lead to up-front billings related to deferred revenue on services not yet performed.

Investing Activities. There was no cash provided by, or used in, investing activities for six months ended June 30, 2020 and 2019.

Financing Activities. The Company had cash provided by financing activities of $311,069 due to proceeds from the PPP Note and EIDL Note for the six months ended June 30, 2020. There was no cash provided by, or used in, financing activities for the six months ended June 30, 2019.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

You are not guaranteed any of the proceeds from the sale of McorpCX LLC.

The consideration for McorpCX LLC was paid by the Purchaser directly to the Company. The Company could spend or invest the net proceeds from the sale of McorpCX, LLC in ways with which our stockholders may not agree. The investment of these proceeds may not yield a favorable return.

The Company will be a very small public company.

Despite the completion of the sale of McorpCX LLC, the Company is expected to continue to file periodic annual, quarterly and current reports, as well as proxy statements with the SEC. As a result, the Company will continue to incur additional ongoing operating expenses and the Company cannot assure how much of the cash proceeds, if any, will ultimately be distributed to stockholders or invested in growing the Company’s technology services business.

The Company’s ability to execute its strategy following the sale of McorpCX LLC depends on the Company’s ability to retain and recruit qualified management and/or advisors.

The Company’s ability to execute its strategy following the recent closing of the sale of McorpCX LLC requires that the Company retain and recruit personnel with technology services experience. There are no assurances that the Company will be able to find and/or be able to recruit qualified personnel required to build the Company’s technology services business, and if the Company is not able to recruit such personnel the Company may not be able to successfully grow its technology services business and consequently may not develop a revenue generating business.

Following the sale of McorpCX LLC, the Company’s profitability and growth will depend on the success of the Company’s planned development of its technology services business, which is subject to a variety of business risks and uncertainties.

In connection with the recent completion of the sale of McorpCX LLC, the Company is expected to be focused on growing its technology services business. Any evaluation of our technology services business and our prospects going forward must be considered in light of the risks and uncertainties stated above, as well as the following:

☐	the ability to maintain our relationships with our existing clients;
☐	the ability to attract new clients; and
☐	potential capital costs used for investment in the technology services business;

If the Company is unable to address these risks, the Company’s business, results of operations and prospects could suffer and the Company may not be able to successfully able to develop a revenue generating business.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on June 30, 2020.

Purchases of Equity Securities

During the six months ended June 30, 2020, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

ITEM 6.	EXHIBITS.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2

Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).

3.3

Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).

3.4	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amendments to the Articles of Incorporation.
3.7	Amended and Restated Bylaws.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentation

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August 2020.

MCX TECHNOLOGIES CORPORATION

BY:	/s/ Matthew Kruchko
Matthew Kruchko
Chief Executive Officer

BY:	/s/ Barry MacNeil
Barry MacNeil
Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
3.2

Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).

3.3

Amendment to the Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).

3.4	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amendments to the Articles of Incorporation.
3.7	Amended and Restated Bylaws.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

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