Form 10-Q
period 2020-09-30
MCX Technologies Corp
filed 2020-11-16
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

MCX TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

California

(State or other jurisdiction of incorporation or organization)

26-0030631

(I.R.S. Employer Identification No.)

2529 Detroit Ave.

Cleveland, OH 44113

(Address of principal executive offices, including zip code)

216-264-0055

(Registrant's telephone number, including area code)

201 Spear Street, Suite 1100, San Francisco, California 94105

(Registrant's former address)

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of November 13, 2020.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$327,659	$379,180
Current assets of discontinued operations (Note 2)	-	695,985
Total current assets	327,659	1,075,165
Long term assets:
Property and equipment, net	85,000	85,000
Notes receivable - related party	749,312	-
Other assets	9,159	11,659
Assets of discontinued operations - noncurrent (Note 2)	-	46,336
Total assets	$1,171,130	$1,218,160

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$110,569	$62,375
Other current liabilities	-	1,007
Current liabilities of discontinued operations (Note 2)	-	232,021
Total current liabilities	110,569	295,403
Total liabilities	110,569	295,403
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Additional paid-in capital	6,565,248	6,517,885
Accumulated deficit	(5,504,687)	(5,595,128)
Total shareholders' equity	1,060,561	922,757
Total liabilities and shareholders' equity	$1,171,130	$1,218,160

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue, net	-	-	-	-
Cost of goods sold
Total cost of goods sold	-	-	-	-
Gross profit	-	-	-	-
Expenses
Salaries and wages	15,903	56,672	62,262	109,094
Contract services	-	3,563	-	54,987
Other general and administrative	55,543	93,009	230,063	293,916
Total expenses	71,446	153,244	292,325	457,997

Net operating loss	(71,446)	(153,244)	(292,325)	(457,997)
Other income (expense)	7,221	(4,873)	(1,244)	(1,206)

Loss from continuing operations	(64,225)	(158,117)	(293,569)	(459,203)

Discontinued operations (Note 2)
Income (loss) from discontinued operations	10,015	(366,336)	181,634	24,711
Gain on sale of discontinued operations	346,138	-	202,376	-
Total income (loss) from discontinued operations	356,153	(366,336)	384,010	24,711

Net income (loss)	$291,928	$(524,453)	$90,441	$(434,492)

Net (loss) income per share-basic and diluted:
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	$0.01	$(0.02)	$0.01	$0.00
Total earnings	$0.01	$(0.03)	$0.00	$(0.02)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2019
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2018	20,426,158	$-	$6,454,791	$(4,834,173)	$1,620,618
Stock based compensation - stock options	-	-	15,558	-	15,558
Net income	-	-	-	4,777	4,777
Balance at March 31, 2019	20,426,158	$-	$6,470,349	$(4,829,396)	$1,640,953
Stock based compensation - stock options	-	-	15,730	-	15,730
Net income	-	-	-	85,184	85,184
Balance at June 30, 2019	20,426,158	$-	$6,486,079	$(4,744,212)	$1,741,867
Stock based compensation - stock options	-	-	15,903	-	15,903
Net loss	-	-	-	(524,453)	(524,453)
Balance at September 30, 2019	20,426,158	$-	$6,501,982	$(5,268,665)	$1,233,317

	Nine Months Ended September 30, 2020
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2019	20,426,158	$-	$6,517,885	$(5,595,128)	$922,757
Stock based compensation - stock options	-	-	15,730	-	15,730
Net loss	-	-	-	(165,851)	(165,851)
Balance at March 31, 2020	20,426,158	$-	$6,533,615	$(5,760,979)	$772,636
Stock based compensation - stock options	-	-	15,730	-	15,730
Net loss	-	-	-	(35,636)	(35,636)
Balance at June 30, 2020	20,426,158	$-	$6,549,345	$(5,796,615)	$752,730
Stock based compensation - stock options	-	-	15,903	-	15,903
Net income	-	-	-	291,928	291,928
Balance at September 30, 2020	20,426,158	$-	$6,565,248	$(5,504,687)	$1,060,561

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,441	$(434,492)

Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	1,500	98,790
Gain on disposal of assets held for sale (Note 2)	(202,376)	-
Operating lease ROU asset amortization	23,623	20,498
Stock compensation expense	47,363	47,191
Changes in operating assets and liabilities:
Accounts receivable	(434,726)	(222,434)
Other assets	18,083	18,546
Accounts payable and accrued liabilities	136,420	(62,980)
Lease liability	(24,172)	(21,083)
Other current liabilities	(1,007)	146
Deferred revenue	(28,358)	(25,051)

Net cash used in operating activities	(373,209)	(580,869)

INVESTING ACTIVITIES
Net change in cash from sale of LLC (Note 2)	(305,737)	-
Cash received from notes receivable – related party	6,688	-

Net cash used in investing activities	(299,049)	-

FINANCING ACTIVITIES
Proceeds from notes payable	411,069	-

Net cash provided by financing activities	411,069	-

Decrease in cash and cash equivalents	(261,189)	(580,869)

Cash and cash equivalents, beginning of period	588,848	1,350,014

Cash and cash equivalents, end of period	$327,659	$769,145

Supplemental disclosure of cash flow information:
Interest paid	$199	$2,238

Non-cash financing and investing activities from continuing operations:
Notes receivable - related party	$756,000	$-

Non-cash financing and investing activities from discontinued operations:
Initial recognition of ROU asset and lease liability	$21,700	$-
ROU asset and operating lease obligation recognized upon adoption of ASU 2016-02	$-	$34,164
Notes receivable - related party

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION (formerly MCORPCX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(unaudited)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (formerly McorpCX, Inc) (“we,” “us,” “our,” or the “Company”), was incorporated in the State of California on December 14, 2001. We were established as a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, in connection with the sale of McorpCX, LLC, as described in Note 2 below, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation.

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

We are currently focused on delivering digital transformation solutions to customer-centric organizations through integrated marketing, data science & analytics, commerce, and machine learning We previously engaged in the business of delivering consulting and professional services that were designed to help corporations improve their customer listening and customer experience management capabilities. These operations were conducted by McorpCX LLC and were discontinued by the Company in connection with the sale of McorpCX LLC as described in Note 2 below. Subsequent to the sale of McorpCX, LLC, the Company is now focusing on growing the Company’s technology solutions business and delivering digital transformation solutions to customer-centric organizations.

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic and information continues to evolve. Although capital markets and economies worldwide improved during the second and third quarters from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries which could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business.

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

The consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2020 and 2019, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2019, filed on Form 10-K with the SEC on March 27, 2020.  The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year.

Note 2: Sale of McorpCX, LLC

On April 15, 2020, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) to sell all of the membership interests in McorpCX LLC to mfifty, LLC, a California limited liability company controlled by Michael Hinshaw, the President of McorpCX LLC, who has beneficial ownership over 5,200,000 shares of the Company’s common stock, representing approximately 25% of the total outstanding shares of the Company’s common stock, (the “Purchaser”). Since the Company’s professional and related consulting services business, which constituted substantially all of the Company’s operations, was conducted through McorpCX LLC, the sale of McorpCX LLC represented a strategic shift that had a major effect on the Company’s operations and financial results.

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

Management determined that the completion of the sale of McorpCX LLC meets the criteria for the presentation of the operations of McorpCX LLC as discontinued operations as of August 3, 2020 since it represents a strategic shift in the Company’s business and accordingly, the results of the McorpCX, LLC are presented as discontinued operations in the Company’s Consolidated Statements of Operations beginning in the third quarter of 2020, and thus excluded from continuing operations for all periods presented. In addition, the related assets and liabilities of McorpCX, LLC are classified as discontinued operations on the Company’s Consolidated Balance Sheets for all periods presented prior to the disposal.

Subsequent to the sale of McorpCX, LLC, the Company intends to focus on growing the Company’s technology solutions business.

The following table summarizes the major line items for McorpCX, LLC that are included in the income from discontinued operations line item in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue, net	$519,224	$453,062	$2,115,200	$2,640,664
Cost of goods sold	162,782	351,392	754,644	1,170,428
Gross profit	356,442	101,670	1,360,556	1,470,236

Expenses	244,865	466,185	1,084,917	1,435,775
Net operating income (expense)	111,577	(364,515)	275,639	34,461

Other expense	(101,562)	(1,821)	(94,005)	(9,750)
Income (loss) from discontinued operations	10,015	(366,336)	181,634	24,711
Gain on the sale of discontinued operations	346,138	-	202,376	-
Income (loss) from discontinued operations	$356,153	$(366,336)	$384,010	$24,711

The following table summarizes the carrying amounts of major classes of assets and liabilities classified as held for sale for each of the periods presented:

	September 30,	December 31,
	2020	2019

Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$-	$209,669
Accounts receivable	-	486,316
Allowance to increase assets to estimated fair value, less costs of disposal	-	-
Total current assets	-	695,985
Property and equipment, net	-	2,551
Other assets	-	43,785
Total noncurrent assets	-	46,336
Total assets classifed as held for sale	$-	$742,321

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable and accrued liabilities	$-	$191,450
Deferred revenue	-	32,358
Lease payable	-	7,539
Notes payable	-	-
Other current liabilities	-	674
Total liabilities classified as held for sale	$-	$232,021

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows, and include the assets and liabilities of discontinued operations as of the August 3, 2020 date of sale of McorpCX, LLC, which are not reflected in the above table. There were no significant capital expenditures and operating noncash items for any periods presented. There was $1,500 and $98,790 depreciation and amortization expense for the nine months ended September 30, 2020 and 2019, respectively, related to assets held by McorpCX LLC.

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

In December 2015, we adopted a revised share option plan in which Plan Shares cannot exceed 10% of the total issued and outstanding shares at any given time. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of the grant and all option grants have a 10-year term. This share option plan was initially approved by the Company’s shareholders at the annual meeting of shareholders on August 10, 2016 and has been re-approved at each subsequent annual meeting of the Company’s stockholders since that date, as required under applicable TSX-V rules.

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

The following table summarizes our stock option activity for the nine months ended September 30, 2020:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2019	1,140,000	$0.35	6.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2020	1,140,000	$0.35	5.50	-

Exercisable at September 30, 2020	910,000	$0.38	4.90	$-

At September 30, 2020, 910,000 stock options were exercisable and $47,363 of total compensation cost related to share-based compensation grants had been recognized for the nine months ended September 30, 2020. Unrecognized compensation expense from stock options was $55,143 at September 30, 2020, which is expected to be recognized over a weighted-average vesting period of 0.87 years beginning October 1, 2020.

There were no options granted during the nine months ended September 30, 2020.

A summary of the status of the Company’s nonvested options as of September 30, 2020, is presented below:

Nonvested options
Number of
Shares
Nonvested options at December 31, 2019	460,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	(230,000)
Nonvested options at September 30, 2020	230,000

Note 5: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern.  On August 3, 2020, the Company completed the sale of all of the membership interests in McorpCX, LLC, of which the proceeds of $1,108,000, consisting of $352,000 in cash and a $756,000 promissory note, will be applied to transaction costs as well as investment toward becoming a technology solutions business. See Note 2 for details. These measures combined with our positive working capital position may enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 6: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the nine months ended September 30, 2020 and 2019, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net (loss) / income per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 910,000 and 1,350,000 for the nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss from continuing operations	$(64,225)	$(158,117)	$(293,569)	$(459,203)
Net income (loss) from discontinued operations	$356,153	$(366,336)	$384,010	$24,711
Net income (loss)	$291,928	$(524,453)	$90,441	$(434,492)

Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158	20,426,158	20,426,158

Net loss from continuing operations per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net income (loss) from discontinued operations per share, basic and diluted	$0.01	$(0.02)	$0.01	$0.00
Net (loss) income per share, basic and diluted	$0.01	$(0.03)	$0.00	$(0.02)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. With the exception of the policy adoptions discussed in Note 3 of the Notes to the Consolidated Financial Statements included with this report, such policies were unchanged during the nine months ended September 30, 2020.

Overview

We are currently focused on delivering digital transformation solutions to customer-centric organizations through integrated marketing, data science & analytics, commerce, and machine learning. We previously engaged in the business of delivering consulting and professional services that were designed to help corporations improve their customer listening and customer management capabilities.

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

Effective August 3, 2020, the Company sold all of its membership interests in McorpCX, LLC to mfifty, LLC, a California limited liability company controlled by Michael Hinshaw, the current President of McorpCX LLC (the “Purchaser”). Since the Company’s professional and related consulting services business, which constituted substantially all of the Company’s operations at the time of the sale of McorpCX LLC, was conducted through McorpCX LLC, the sale of McorpCX LLC represented a strategic shift that we believe will have a major effect on the Company’s operations and financial results.

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve month period are based on the annual revenues of McorpCX, LLC.  The note is secured by the Purchaser's ownership interest in McorpCX LLC.

The Company’s management is now in the process of recreating the Company to enable it to focus on providing technology solutions to customer centric organizations. We are now focused on developing a platform that we expect will allow us to offer digital transformation solutions to organizations to help them gain insights into their customers’ needs in order for them to be better able to provide products and services that are more in line with their customers' needs.  Our digital transformation platform is in the process of being developed and will focus on integrated marketing, data science and analytics, utilizing methods that include but are not limited to machine learning technologies. In developing our portfolio offering, we are in the process of exploring various strategic alternatives, such as proprietary software or technology development, pursuit of mergers/acquisitions or joint venture opportunities, “white-labeling” arrangements, software licensing arrangements, and investment in additional infrastructure for our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we may require financing to pursue these strategies that are beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategy identified by our board of directors.

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

The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is continually evolving. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted.

Administrative Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, finance and accounting, and sales and marketing. These expenses also include contract services, as well as marketing and promotion costs, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our consolidated financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as having our stock listed on the TSX Venture Exchange in Canada and quoted on the OTCQB venture marketplace in the United States.

Results of Continuing Operations

Management determined that the completion of the sale of McorpCX LLC meets the criteria for the presentation of the operations of McorpCX LLC as discontinued operations as of August 3, 2020 and accordingly, the results of the McorpCX, LLC are presented as discontinued operations in the Company’s Consolidated Statements of Operations beginning in the third quarter of 2020, and thus excluded from continuing operations for all periods presented. In addition, the related assets and liabilities of McorpCX, LLC are classified as discontinued operations on the Company’s Consolidated Balance Sheets for all periods presented prior to the disposal.

Revenues

There was no revenue generated through continuing operations for the three and nine months ended September 30, 2020 and 2019.

Costs of Goods Sold

There were no costs of goods sold generated through continuing operations for the three and nine months ended September 30, 2020 and 2019.

			Change from	Percent Change
Net Operating Loss	2020	2019	Prior Year	from Prior Year
Three Months Ended September 30,	$(71,446)	$(153,244)	$81,798	(53%	)
Nine Months Ended September 30,	$(292,325)	$(457,997)	$165,672	(36%	)

For the three months ended September 30, 2020 we had net operating loss of $71,446 compared to a net operating loss of $153,244 for the three months ended September 30, 2019. The decrease in net operating loss in the second quarter of 2020 compared to the same quarter of 2020 was mostly the result of fewer salaried employees and reduced administrative expenses in the current quarter compared to the same quarter in 2019.

For the nine months ended September 30, 2020, we had net operating loss of $292,325 compared to a net operating loss of $457,997 for the nine months ended September 30, 2019. The decrease in net operating loss in the current period was primarily a result of fewer salaried employees and less professional fees combined with no consulting services or travel expenses in 2020.

Net income increased to $291,928 in the third quarter of 2020 from a net loss of $524,453 in the same quarter of 2019, mostly as a result of $10,015 in income from the discontinued operations of McorpCX, LLC in the current quarter compared with a loss of $366,336 from such discontinued operations in the same quarter last year combined with a $346,138 gain on disposal of McorpCX, LLC in 2020.

Net income increased to $90,441 in the first nine months of 2020 from a net loss of $434,492 in the same period of 2019, mostly as a result of $181,634 in income from the discontinued operations of McorpCX, LLC in the current period compared with income of $24,711 from such discontinued operations in the same period last year combined with a $202,376 gain on disposal of McorpCX, LLC in 2020.

			Change from	Percent Change
Salaries and Wages	2020	2019	Prior Year	from Prior Year
Three Months Ended September 30,	$15,903	$56,672	$(40,769)	(72%	)
Nine Months Ended September 30,	$62,262	$109,094	$(46,832)	(43%	)

Salaries and wages decreased by $40,769 during the three months ended September 30, 2020 compared to the same quarter in 2019 primarily due to a decrease in the compensation of our executives officers in the current quarter compared to the same quarter in 2019 and a reduction in staff salaries due to the outsourcing of our bookkeeping function.

Salaries and wages decreased by $46,832 during the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to a decrease in the compensation of our executives officers in the current period compared to the same period in 2019 and a reduction in staff salaries due to the outsourcing of our bookkeeping function.

			Change from	Percent Change
Other General and Administrative	2020	2019	Prior Year	from Prior Year
Three Months Ended September 30,	$55,543	$93,009	$(37,466)	(40%	)
Nine Months Ended September 30,	$230,063	$293,916	$(63,853)	(22%	)

Other general and administrative costs decreased by $37,466 during the three months ended September 30, 2020 compared to the same quarter of 2019 primarily as a result of a decrease in professional fees, travel expenses, and insurance combined with reduced marketing and promotional expenses being partially offset by increased computers and software expenses.

Other general and administrative costs decreased by $63,853 during the first nine months of 2020 compared to the same period of 2019 primarily due to decreases in travel expenses combined with a slight reduction in marketing and promotional expenses in the first nine months of 2020 compared to the same period of 2019.

			Change from	Percent Change
Other Income (Expense)	2020	2019	Prior Year	from Prior Year
Three Months Ended September 30,	$7,221	$(4,873)	$12,094	248%
Nine Months Ended September 30,	$(1,244)	$(1,206)	$(38)	3%

Other income increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to decreases in state use tax expenses, interest on related party notes receivable, as well as the correction of cash reconciliation items booked during the period.

Other expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, was relatively the same and consists of state use tax expense and interest on related party notes receivable.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$327,659	$379,180
Working capital	$217,090	$779,762

Anticipated Uses of Cash

As of September 30, 2020, our cash and cash equivalents and working capital had decreased to $327,659 and $217,090, respectively, from $379,180 and $779,762 as of December 31, 2019.

For the nine months ended September 30, 2020 and the year ended December 31, 2019, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the nine months ended September 30, 2020, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities as well as direct selling costs related to the sale of LLC.

We currently plan to fund our expenditures with cash on hand as well as cash flows generated from new revenue sources as a digital transformation company. If needed, the possibility may exist to raise additional capital through debt financing and common stock sales. We do not intend to pay dividends in the foreseeable future. In addition to the working capital position of the Company, we are seeking new sources of revenue to fund our capital requirements for our business during the next 12 months

We received total consideration of $1,108,000 consisting of $352,000 in cash and a $756,000 promissory note for the sale of McorpCX, LLC, which was completed on August 3, 2020.

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

Cash Flow – Nine months ended September 30, 2020 and 2019

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented.

Operating Activities. Net cash used in operating activities decreased to $373,209 for the nine months ended September 30, 2020 compared to net cash used in operating activities of $580,869 for the nine months ended September 30, 2019. This decrease in cash used in operating activities in 2020 compared to 2019 was primarily due to a $202,376 gain on disposal of McorpCX, LLC in 2020 as well as an increase in accounts payable in 2020 compared to a decrease in accounts payable in the same period of 2019 and a greater increase in accounts receivable in the first nine months of 2020 compared to the first nine months of 2019.

Investing Activities. There was cash used in investing activities for nine months ended September 30, 2020 due to the net change in cash from the sale of McorpCX, LLC of $305,737 partially offset by cash received from related party notes receivable of $6,688. There was no cash provided by, or used in, investing activities for nine months ended September 30, 2019.

Financing Activities. The Company had cash used in financing activities due to $411,069 cash proceeds received from the PPP Note and EIDL Note (each defined below) and $100,000 cash proceeds from a related party note during the nine months ended September 30, 2020.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was passed in the United States, which included amongst other programs, loans to businesses under a Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”). On May 12, 2020, McorpCX LLC received an unsecured non-recourse promissory note in the amount of $161,069 under the PPP (the “PPP Note”). The PPP Note incurs interest at a fixed rate of 1.00% and is scheduled to mature on May 3, 2022. McorpCX, LLC is required to make monthly payments on the PPP Note of $6,785 commencing on November 1, 2020.

On June 11, 2020, McorpCX LLC received a secured non-recourse promissory note in the amount of $150,000 under the EIDL program (the “EIDL Loan”). The EIDL Loan incurs interest at a fixed rate of 3.75% and is scheduled to mature on 30 years from June 10, 2050. McorpCX, LLC is required to make monthly payments on the EIDL Loan of $731 which includes principal and interest beginning twelve months from the date of the EIDL Loan beginning June 11, 2021. Collateral for the loan includes all tangible and intangible personal property. As a result of the sale of McorpCX LLC, each of the PPP Note and the EIDL Loan are no longer liabilities of the Company.

The Company also had cash provided by financing activities of $100,000 due to cash proceeds from a related party note during the nine months ended September 30, 2020. During the three months ended September 30, 2020, McorpCX, LLC received a note in the amount of $100,000.  The note is not explicit in its terms of payment, interest, or maturity. As a result of the sale of McorpCX LLC, this note is no longer a liability of the Company.

There was no cash provided by, or used in, financing activities for the nine months ended September 30, 2019.

Results of Discontinued Operations

Total income (loss) from			Change from	Percent Change
discontinued operations	2020	2019	Prior Year	from Prior Year
Three Months Ended September 30,	$356,153	$(366,336)	$722,489	197%
Nine Months Ended September 30,	$384,010	$24,711	$359,299	1,454%

During the three months ended September 30, 2020, total income from discontinued operations increased by $722,489 to $356,153 from a loss of $366,336 in the third quarter of 2019 mostly as a result of $10,015 in income from the discontinued operations of McorpCX, LLC in the current quarter compared with a loss of $366,336 from such discontinued operations in the same quarter last year combined with $346,138 in proceeds from the sale of McorpCX, LLC being recognized as a gain on disposal of McorpCX, LLC in 2020.

During the first nine months of 2020, total income from discontinued operations increased by $359,299 to $384,010 from $24,711 in the first nine months of 2019, mostly as a result of $181,634 in income from the discontinued operations of McorpCX, LLC in the current period compared with income of $24,711 from such discontinued operations in the same period last year combined with $202,376 in net proceeds from the sale of McorpCX, LLC being recognized as a gain on disposal of McorpCX, LLC in 2020.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that, as of the period covered by this report, and as reported in Item 9A of the Company’s Form 10-K for the year ended December 31, 2019, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and will continue to disrupt our business. We expect any stay-at-home orders and the corresponding increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic to adversely affect our revenues, which adversely impacts our liquidity, financial condition and results of operations.

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

In connection with the recent completion of the sale of McorpCX LLC, the Company is expected to be focused on growing its technology solutions business. Any evaluation of our technology services business and our prospects going forward must be considered in light of the risks and uncertainties stated above, as well as the following:

☐	the ability to establish new relationships with clients; and
☐	The ability to fund required capital costs needed for investment in the digital transformation technology solutions business;

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on September 30, 2020.

Purchases of Equity Securities

During the nine months ended September 30, 2020, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

3.4	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amendments to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020).
3.7	Amended and Restated Bylaws.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension – Schema
101.CAL	XBRL Taxonomy Extension – Calculations
101.DEF	XBRL Taxonomy Extension – Definitions
101.LAB	XBRL Taxonomy Extension – Labels
101.PRE	XBRL Taxonomy Extension – Presentation

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of November 2020.

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

3.4	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amendments to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020).
3.7	Amended and Restated Bylaws.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension - Schema
101.CAL	XBRL Taxonomy Extension - Calculations
101.DEF	XBRL Taxonomy Extension - Definitions
101.LAB	XBRL Taxonomy Extension - Labels
101.PRE	XBRL Taxonomy Extension - Presentation

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