Form 10-K
period 2020-12-31
MCX Technologies Corp
filed 2021-04-15
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54918

MCX TECHNOLOGIES CORPORATION.

(Exact name of registrant as specified in its charter)

California	26-0030631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2529 Detroit Ave.

Cleveland, OH 44113

(Address of principal executive offices, including zip code)

(216) 264-0055

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2020 the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common stock on the OTC Pink Sheets on such date, was approximately $478,193.

At April 14, 2021, 20,426,158 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

	PART I	3

Item 1.	Business.	3
Item 1A.	Risk Factors.	7
Item 1B.	Unresolved Staff Comments.	13
Item 2.	Properties.	13
Item 3.	Legal Proceedings.	13
Item 4.	Mine Safety Disclosure.	13

	PART II	14

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	14
Item 6.	Selected Financial Data.	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 8.	Financial Statements and Supplementary Data.	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	25
Item 9A.	Controls and Procedures.	25
Item 9B.	Other Information.	26

	PART III	26

Item 10.	Directors, Executive Officers and Corporate Governance.	26
Item 11.	Executive Compensation.	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	36
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	38
Item 14.	Principal Accountant Fees and Services.	39

	PART IV	40

Item 15.	Exhibits and Financial Statement Schedules.	40

Signatures		42

Exhibit Index		40

PART I

ITEM 1.	BUSINESS.

General

MCX Technologies Corporation (formerly McorpCX, Inc) (“we,” “us,” “our,” or the “Company”) is currently focused on delivering digital transformation solutions to customer-centric organizations through integrated marketing, data science, analytics, commerce, and machine learning. We were previously engaged in the more narrowly focused business of delivering consulting and professional services that were designed to help corporations improve their customer listening and customer management capabilities, often referred to as customer experience (“CX”) management solutions.

We were incorporated in the State of California on December 14, 2001 as a CX management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce cost and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. On June 11, 2015, our shareholders passed a resolution to change the name of the Company to McorpCX, Inc., and on June 29, 2020, in connection with the sale of McorpCX, LLC, as described below, our shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation.

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

Effective August 3, 2020, the Company sold all of its membership interests in McorpCX, LLC to mfifty, LLC, a California limited liability company controlled by Michael Hinshaw, the President of McorpCX LLC (the “Purchaser”). Since the Company’s professional and related consulting services business, which constituted substantially all of the Company’s operations at the time of the sale of McorpCX LLC, was conducted through McorpCX LLC, the sale of McorpCX LLC represented a strategic shift that we believe will have a major effect on the Company’s operations and financial results.

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC.  The note is secured by the Purchaser's ownership interest in McorpCX LLC.

On November 12, 2020, the Company formed a wholly-owned subsidiary, The Collective Experience, LLC (the “Collective Experience”) as a Delaware limited liability company. The Company is currently providing all of its customer relations management consulting services, which is the Company’s sole revenue generating operations, through the Collective Experience.

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

We maintain our primary business address at 2529 Detroit Ave, Cleveland, OH 44113. Our telephone number is (216) 264-0055 and our internet website is www.mcxtechnologies.com. Our registered agent for service of process is Northwest Registered Agents, Inc. Our web address is www.mcxtechnologies.io. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, amendments to those reports and other Securities and Exchange Commission, or “SEC”, filings are available free of charge at www.sec.gov.

Our common stock trades on the TSX Venture Exchange in Canada under the symbol “MCX” and on the OTC Pink Sheets in the United States under the symbol “MCCX”.

Products and Services

Excluding revenues derived from our consulting services provided through the operations of McorpCX, LLC, our primary revenue source in 2020 came from consulting and professional services provided through the Collective Experience, including strategy consulting, digital marketing, data science and process optimization. We plan to focus on developing and/or acquiring new technology solutions as part of our overall strategy. This focus supports our vision as a technology and service provider. Together, our services and products are expected to be designed to help organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. We expect to serve a wide variety of industries and customer sizes.

Professional Services

We provide professional and related consulting services through the Collective Experience including brand strategy, pricing science, data science, digital marketing, customer experience management consulting, implementation and go-to-market execution in support of these strategies.

These services are intended to help primarily large and medium sized organizations systematically and predictably plan, design and deliver better customer experiences, drive revenue, maximize their return on investment, improve their operational efficiency, and increase customers' adoption of their products and services.

Our Strategy

The Company’s management is now in the process of recreating the Company to enable it to focus on providing technology solutions for the Always-On Economy. MCX is exploring investment opportunities into three areas: digital transformation-, cryptocurrency,  and decentralized finance (“DeFi”). In developing our portfolio offering, we are in the process of exploring various strategic alternatives, such as proprietary software or technology development, pursuit of mergers/acquisitions or joint venture opportunities, “white-labeling” arrangements, software licensing arrangements, and investment in additional infrastructure for our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we may require financing to pursue these strategies that are beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategy identified by our board of directors.

Digital Transformation.  We are now focused on developing business transformation platforms that we expect will offer digital transformation solutions for organizations.  These services are intended to allow organizations gain more refined insights into their customers’ needs which will then be the catalyst for the development and facilitation of their product and services offerings.  Our digital transformation platform is in the process of being developed and is expected to focus on integrated marketing, data science and analytics, utilizing methods that include but are not limited to machine learning technologies.

Crypto-Currency. We are actively analyzing the development, and/or acquisition, of crypto-currency enabling technologies. A cryptocurrency (or “crypto”) is a digital currency that can be used to buy goods and services but uses an online ledger with strong cryptography to secure online transactions. Potential uses for our clients could be seeking alternative forms of payment when transacting sales of its products and services.

Decentralized Finance. We are exploring technologies that will allow companies to transact business utilizing cyber-currencies. Decentralized finance is a blockchain-based form of finance that does not rely on central financial intermediaries such as brokerages, exchanges, or banks to offer traditional financial instruments, and instead utilizes smart contracts on blockchains, the most common being Ethereum. These DeFi technologies can provide clients to exchange cyber-currencies, participate in lending and facilitate participation in predictive markets.

Competition

Given the emergence of digital transformation technologies as a priority for many organizations and service providers numerous technology companies are seeking ways to support these efforts.  Additionally, cyber-currency and DeFi have become more readily recognized as method of completing transactions and as such, more competitors are seeking to enter this marketplace. These technologies are subject to rapidly changing technological developments, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing and sales activities of other industry participants.

Many competitors exist in the overlapping areas of on-demand and traditional digital marketing, data analytics, digital transformation, cyber-currency and decentralized finance software services and consulting. Many of our current and potential competitors have a significantly larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support, and other resources than we have. As a result, many of our competitors are able to respond more quickly than we can to new or changing opportunities and technologies, and may devote greater resources to the marketing, promotion and sale of their products than we can.

We believe it is highly likely that existing and new competitors will rapidly acquire significant market share, which would negatively impact our ability to effectively market, compete and sell our products and services we are currently developing into the markets in which such competitors operate.

Dependence on Major Customers

As of December 31, 2020, we had two active customers, and there are no assurances that we will be able to expand our customer base.

Intellectual Property

We rely on intellectual property laws, contractual arrangements, such as assignment, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the technology and intellectual property used in our business.

As of December 31, 2020, we do not own any trademarks or service marks, patents or other intellectual property assets.

Insurance

We maintain general liability, commercial auto, and professional liability/E&O insurance policies and director and officer insurance.

Employees

At the end of 2020 we had no full-time employees and three independent contractors. We have never experienced any employment-related work stoppages and none of our independent contractors are represented by a labor union or collective bargaining agreements.. We intend to hire more employees and independent contractors on an as-needed basis.

Offices

We have one business addresses. Our headquarters is located at 2529 Detroit Ave, Cleveland, OH 44113.

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

ITEM 1A. RISK FACTORS

The statements in this “Risk Factors” section describe material risks to our business and should be considered carefully. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. Our disclosure and analysis in this annual report on Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s current plans and assumptions.

Following the sale of McorpCX LLC, the Company’s profitability and growth will depend on the success of the Company’s planned development of its technology services business, which is subject to a variety of business risks and uncertainties.

In connection with the completion of the sale of McorpCX LLC, the Company is now focused on growing its technology solutions business. Any evaluation of our technology services business and our prospects going forward must be considered in light of the risks and uncertainties stated above, as well as the following:

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

We have never generated profits from our current operations and may continue to incur losses from our operations into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations and any investment will be lost.

During the years ended December 31, 2020 and 2019, we incurred net operating losses of approximately $0.05 million and $0.8 million, respectively. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to develop new products and services and to retain and expand our existing customer base. .

Since prior to the sale of McorpCX, LLC in August 2020, all of the Company’s revenues were generated through the operations of McorpCX, LLC, subsequent to the sale of McorpCX, LLC, the Company has had to develop new sources of revenues. Although the Company’s management is now focused on developing a digital transformation platform that we expect will allow us to offer digital transformation solutions to organizations, as of the date of this report, revenues from the Company’s operations are minimal and there is no assurance that we will be able to attract the necessary employees, independent contractors and other resources required to develop our digital transformation platform to a level where we would be able to generate sufficient revenues to support the growth of our operations.

Our ability to achieve revenue growth sufficient to support our business will stem in large part from our ability to develop and/or acquire new technology solutions, the licensing and adoption of our systems and methodologies, and the development of direct and indirect sales and distribution channels through which we can distribute our products and services. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses required to achieve our objectives and not generating revenues sufficient to generate profits. We cannot guarantee that we will be successful in generating sufficient revenues in the future. Failure to generate profits from operations may cause our business to fail.

The Company’s ability to execute its strategy following the sale of McorpCX LLC depends on the Company’s ability to retain and recruit qualified management and/or advisors.

The Company’s ability to execute its strategy following the closing of the sale of McorpCX LLC in August 2020 requires that the Company retain and recruit personnel with technology services experience. There are no assurances that the Company will be able to find and/or be able to recruit qualified personnel required to build the Company’s technology services business, and if the Company is not able to recruit such personnel the Company may not be able to successfully grow its technology services business and consequently may not develop a revenue generating business.

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

Our ability to maintain operations is predicated upon us being retained to provide technology enabled products and services. As of December 31, 2020, we only had two active customers, and there are no assurances that we will be able to expand our customer base. If we are unable to attract and maintain an adequate customer base to generate revenues, we will have to suspend or cease operations.

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

We face intense competition for our products and services

The market for digital transformation solutions is highly competitive, increasingly fragmented, and subject to rapidly changing technology, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing activities of other industry participants. Many of our current competitors have a larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support and other resources than we have, which allows such competitors to respond more quickly than we can to new or changing opportunities and technologies, and to devote greater resources to the marketing, promotion and sale of their products than we can.

Additionally, many large consulting firms include digital transformation-specific insights as adjunct capabilities to their existing platforms, and others have rebranded their existing software or customer satisfaction research software as digital transformation software, which has the potential to create unforeseen competitive barriers and market confusion, which could negatively affect our operations.

We have limited access to financing and capital to fund our operations

We primarily generate cash to fund our business operations from our business operations and from the proceeds from the sale of McorpCX, LLC in August 2020. However, since we have incurred net losses in each of 2016 through 2020, there is no assurance that our cash from operations will be sufficient to fund our business operations on an ongoing basis. Accordingly, we may require additional financing to continue our operations. We do not have any arrangements in place for any future debt or equity financing and there is no assurance that any financing would be available to us if required.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

For the year ended December 31, 2020, the Company had a net loss of $44,502.  In addition, the Company had a net loss of $760,955 for the year ended December 31, 2019. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common shares.

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

Because we have only two officers and four directors who are responsible for our managerial and organizational structure, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only two officers and four directors. These persons are responsible for our managerial and organizational structure, which include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. As such, they are responsible for the administration of the Company’s internal controls. Should they not properly administer the Company’s internal controls, we may be subject to sanctions and fines by the SEC.

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles. Management determined that this was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. See Item 9A Controls and Procedures – Internal Control Over Financial Reporting for more information. Although management has taken steps in 2020 to address the deficiencies in our internal controls, the Company currently does not have sufficient internal controls over financial reporting which could limit investment in the Company’s securities and expose the Company to SEC fines or administrative sanctions.

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

Our corporate headquarters, located at 2529 Detroit Ave, Cleveland, OH 44113 is a leased space, which we lease on a month-to-month basis for $2,200 a month.

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

Market Information

Our common stock is traded in the United States on the OTC Pink Sheets, operated by the OTC Markets Group under the symbol “MCCX.” and on the TSX Venture Exchange in Canada under the symbol “MCX”.

Holders

There are 41 holders of record for our common stock as of April 9, 2021 and there are a total of 20,426,158 shares of common stock outstanding as of such date. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2020 with respect to compensation plans under which shares of our common stock may be issued.

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
[1]
Equity compensation plans approved by security holders	690,000	$0.23	1,352,616
Equity compensation plans not approved by securities holders	None	None	None

Total	690,000	$0.23	1,352,616

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

During the three months ended December 31, 2020, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

Overview

We are currently focused on delivering digital transformation solutions to customer-centric organizations through integrated marketing, data science, analytics, commerce, and machine learning. In addition, we are seeking to invest in cyber-currency and decentralized finance technologies to support the “Always-On Economy”. We were previously engaged in the more narrowly focused business of solely delivering consulting and professional services that were designed to help corporations improve their customer listening and customer management capabilities, referred to as customer experience (“CX”) management solutions.

The Company formed a wholly owned subsidiary, McorpCX, LLC (“McorpCX LLC”) as a limited liability company in the state of Delaware on December 14, 2017. On August 16, 2018, the Company entered into a contribution agreement with its wholly owned subsidiary McorpCX LLC, pursuant to which the Company transferred to McorpCX LLC all the Company’s assets and liabilities related to the Company’s customer experience consulting business, excluding the underlying technology and databases related thereto which remained with the Company.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC.  The note is secured by the Purchaser's ownership interest in McorpCX LLC.

The Company’s management is now in the process of recreating the Company to enable it to focus on providing technology solutions for the “Always-On Economy”. MCX is exploring investment opportunities into three areas: digital transformation, cryptocurrency, decentralized finance (“DeFi”). In developing our portfolio offering, we are in the process of exploring various strategic alternatives, such as proprietary software or technology development, pursuit of mergers/acquisitions or joint venture opportunities, “white-labeling” arrangements, software licensing arrangements, and investment in additional infrastructure for our Company. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we may require financing to pursue these strategies that are beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategy identified by our board of directors.

On November 12, 2020, the Company formed The Collective Experience, LLC in Delaware (the “Collective Experience”). The Company is currently providing all of its customer relations management consulting services, which is the Company’s sole revenue generating operations, through the Collective Experience.

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

We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition, and operations.

Sources of Revenue

Prior to the sale of McorpCX, LLC in August 2020, our revenue consisted primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses mostly through the operations of McopCX LLC. Product revenue was from productized and software-enabled service sales not elsewhere classified.

As of December 31, 2020, our only source of revenue is derived from providing digital transformation services through the Collective Experience that include brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies.

Operating Expenses

Cost of Goods Sold

Cost of goods sold consist primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, client delivery, finance and accounting, and sales and marketing. These expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our consolidated financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the United States Securities and Exchange Commission under the Exchange Act as well as having our stock listed on the TSX Venture Exchange in Canada and quoted on the OTC Pink Sheets in the United States.

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

Revenue Recognition

The Company’s revenue consists primarily of professional and consulting services, as well as reimbursable expenses billed to clients, software-enabled product sales and other revenues. Other revenue includes reimbursement of related travel costs and out-of-pocket expenses.

The Company’s consulting services are contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognizes revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel and other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis.  In addition, some clients will enter into annual or longer-term contracts that will have a monthly retainer for general consulting and project services.  The revenue for these engagements is recognized on straight-line basis monthly during the term of the contract.

Contract costs, such as commissions, are typically incurred contemporaneously with the pattern of revenue recognition and, as such, are expensed as incurred. See Note 4 Revenue Recognition for further information.

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

Revenues & Cost of Goods Sold

During the year ending December 31, 2020, we had $47,933 in revenue recognized as well as the related cost of goods sold of $45,425 generated through continuing operations from two customer contracts entered into in the last quarter of 2020. There was no revenue or cost of goods sold generated through continuing operations for the year ended December 31, 2019.

	Year Ended		Change from	Percent Change
	2020	2019	Prior Year	from Prior Year
Net Operating Loss	$(427,498)	$(586,986)	$159,488	(27%)

For the year ended December 31, 2020 we had net operating loss of $427,498 compared to a net operating loss of $586,986 in 2019. The decrease in net operating loss in 2020 compared to 2019 was primarily a result of revenue generated in the fourth quarter of 2020 from new operations combined with fewer salaried employees, less professional fees and no consulting services or travel expenses in 2020.

Net loss decreased to $44,502 for the year ended December 31, 2020 from a net loss of $760,955 in 2019, mostly as a result of $181,634 in income from discontinue operation of McorpCX, LLC in the current period compared with the loss of $178,879 from such discontinued operations in the same period last year combined with the $202,376 gain on disposal of McorpCX, LLC in 2020.

	Year Ended		Change from	Percent Change
	2020	2019	Prior Year	from Prior Year
Salaries and Wages	$81,172	$129,951	$(48,779)	(37.54%	)

Expenses attributable to salaries and wages decreased by $48,779 during the year ended December 31, 2020 compared to 2019 primarily due to a decrease in the compensation of our executive officers in 2020 compared to 2019 and a reduction in staff salaries due to the outsourcing of our bookkeeping function.

	Year Ended		Change from	Percent Change
	2020	2019	Prior Year	from Prior Year
Contract Services	$22,375	$60,075	$(37,700)	(62.75%	)

Contract services expenses decreased during the year ended December 31, 2020 compared to 2019 primarily due to finance and administration services provided by contractors in 2019, which were not required in 2020.

	Year Ended		Change from	Percent Change
	2020	2019	Prior Year	from Prior Year
Other General and Administrative	$326,459	$396,960	$(70,501)	(17.76%	)

Other general and administrative costs decreased by $70,501 during the year ended December 31, 2020 compared to 2019 primarily due to decreases in travel expenses combined with a reduction professional fees in 2020 compared to 2019.

	Year Ended		Change from	Percent Change
	2020	2019	Prior Year	from Prior Year
Other (Expense) / Income	$(1,014)	$4,910	$(5,924)	(120.65%	)

We recognized $1,014 in other expense in 2020 compared to $4,910 in other income in 2019 primarily due to increases in state use tax expenses being more than offset by interest on related party notes receivable.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$297,965	$379,180
Working capital	$114,499	$779,762

Anticipated Uses of Cash

As of December 31, 2020, our cash and cash equivalents and working capital had decreased to $297,965 and $114,499, respectively, from $379,180 and $779,762 as of December 31, 2019. Cash and cash equivalents for discontinued operations were $209,669 as of December 31, 2019.

For the year ended December 31, 2020 and 2019, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the year ended December 31, 2020, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities as well as direct selling costs related to the sale of LLC.

We currently plan to fund our expenditures with cash on hand as well as cash flows generated from new revenue sources as a digital transformation company. If needed, the possibility may exist to raise additional capital through debt financing and common stock sales. We do not intend to pay dividends in the foreseeable future. In addition to the working capital position of the Company, we are seeking new sources of revenue to fund our capital requirements for our business during the next 12 months

We received total consideration of $1,108,000 consisting of $352,000 in cash and a $756,000 promissory note for the sale of McorpCX, LLC, which was completed on August 3, 2020, which applied to transaction costs as well as investment toward becoming a technology solutions business. These measures combined with our positive working capital position are expected to enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing.

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

Cash Flow for the Years Ended December 31, 2020 and 2019

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented.

Operating Activities. Net cash used in operating activities decreased to $425,384 for the year ended December 31, 2020 compared to net cash used in operating activities of $761,166 in 2019. This decrease in cash used in operating activities in 2020 compared to 2019 was primarily due to the $716,453 decrease in net loss from 2019 to 2020 as well as a $202,376 gain on disposal of McorpCX, LLC in 2020. Cash provided from greater increases in accounts payable and deferred revenue in 2020 compared to 2019 was more than offset by cash used in connection with greater decreases in accounts receivable and depreciation in 2020 compared to 2019.

Investing Activities. There was cash used in investing activities for the year ended December 31, 2020 due to the net change in cash from the sale of McorpCX, LLC of $305,736 partially offset by cash received from related party notes receivable of $29,168. There was no cash provided by, or used in, investing activities for the year ended December 31, 2019.

Financing Activities. The Company had cash used in financing activities due to $411,069 cash proceeds received from the PPP Note and EIDL Note (each defined below) and $100,000 cash proceeds from a related party note during the year ended December 31, 2020.

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

The Company also had cash provided by financing activities of $100,000 due to cash proceeds from a related party note during the year ended December 31, 2020. The note is not explicit in its terms of payment, interest, or maturity. As a result of the sale of McorpCX LLC, this note is no longer a liability of the Company.

There was no cash provided by, or used in, financing activities for the year ended December 31, 2019.

Results of Discontinued Operations

	Year Ended		Change from	Percent Change
	2020	2019	Prior Year	from Prior Year
Income (loss) from discontinued operations	$384,010	$(178,879)	$562,889	(314.68%	)

During the year ended December 31, 2020, total income from discontinued operations increased by $562,889 to $384,010 from a loss of $178,879 in 2019, mostly as a result of $181,634 in income from the discontinued operations of McorpCX, LLC in 2020 compared with a loss of $178,879 from such discontinued operations in 2019 mostly as a result of a decrease in expenses more than offsetting a decrease in gross profit and an increase in other expenses in 2020 compared to 2019, combined with $202,376 in net proceeds from the sale of McorpCX, LLC being recognized as a gain on disposal of McorpCX, LLC in 2020.

Off Balance Sheet Arrangements

We did not have any off balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We lease one facility in Ohio on a month-to-month basis. We do not have any debt capital lease obligations.

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

MCX Technologies Corporation (formerly McorpCX, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

MCX Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MCX Technologies Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

April 15, 2021

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$297,965	$379,180
Current assets of discontinued operations (Note 2)	-	695,985
Total current assets	297,965	1,075,165
Long term assets:
Land	85,000	85,000
Notes receivable - related party	726,832	-
Other assets	15,190	11,659
Assets of discontinued operations - noncurrent (Note 2)	-	46,336
Total assets	$1,124,987	$1,218,160

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$52,214	$62,375
Deferred revenue	131,252	-
Other current liabilities	-	1,007
Current liabilities of discontinued operations (Note 2)	-	232,021
Total current liabilities	183,466	295,403
Total liabilities	183,466	295,403
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at
December 31, 2020 and 2019	-	-
Additional paid-in capital	6,581,151	6,517,885
Accumulated deficit	(5,639,630)	(5,595,128)
Total shareholders' equity	941,521	922,757
Total liabilities and shareholders' equity	$1,124,987	$1,218,160

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Statements of Operations

	Year Ended
	December 31,
	2020	2019

Revenue, net	$47,933	$-
Cost of goods sold	45,425	-
Gross profit	2,508	-
Expenses
Salaries and wages	81,172	129,951
Contract services	22,375	60,075
Other general and administrative	326,459	396,960
Total expenses	430,006	586,986

Net operating loss	(427,498)	(586,986)
Other (expense) income	(1,014)	4,910

Loss from continuing operations	(428,512)	(582,076)

Discontinued operations (Note 2)
Income (loss) from discontinued operations	181,634	(178,879)
Gain on sale of discontinued operations	202,376	-
Total income (loss) from discontinued operations	384,010	(178,879)

Net loss	$(44,502)	$(760,955)

Net income (loss) per share-basic and diluted:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	$0.02	$(0.01)
Total earnings	$(0.00)	$(0.04)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Statements of Changes in Shareholders' Equity

				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2018	20,426,158	$-	$6,454,791	$(4,834,173)	$1,620,618
Stock based compensation - stock options	-	-	63,094	-	63,094
Net loss	-	-	-	(760,955)	(760,955)
Balance at December 31. 2019	20,426,158	$-	$6,517,885	$(5,595,128)	$922,757
Stock based compensation - stock options	-	-	63,266	-	63,266
Net loss	-	-	-	(44,502)	(44,502)
Balance at December 31. 2020	20,426,158	$-	$6,581,151	$(5,639,630)	$941,521

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation (formerly McorpCX, Inc.)

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,502)	$(760,955)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,500	111,491
Gain on disposal of assets held for sale (Note 2)	(202,376)	-
Operating lease ROU asset amortization	23,622	28,203
Stock compensation expense	63,266	63,094
Changes in operating assets and liabilities:
Accounts receivable	(434,726)	(143,281)
Other assets	12,052	25,061
Accounts payable and accrued liabilities	78,065	33,248
Lease liability	(24,172)	(28,293)
Other current liabilities	(1,007)	146
Deferred revenue	102,894	(89,880)

Net cash used in operating activities	(425,384)	(761,166)

INVESTING ACTIVITIES
Net change in cash from sale of LLC (Note 2)	(305,736)	-
Cash received from notes receivable - related party	29,168	-

Net cash used in investing activities	(276,568)	-

FINANCING ACTIVITIES
Proceeds from notes payable	411,069	-

Net cash provided by financing activities	411,069	-

Decrease in cash and cash equivalents	(290,883)	(761,166)

Cash and cash equivalents, beginning of period	588,848	1,350,014

Cash and cash equivalents, end of period	$297,965	$588,848

Supplemental disclosure of cash flow information:
Continuing operations
Interest paid	$199	$2,928

Non-cash financing and investing activities from continuing operations:
Notes receivable - related party	$756,000	$-

Non-cash financing and investing activities from discontinued operations:
Initial recognition of ROU asset and lease liability	$21,700	$-
ROU asset and operating lease obligation recognized upon adoption of ASU 2016-02	$-	$34,164
Notes receivable - related party

The accompanying notes are an integral part of these consolidated financial statements.

MCX TECHNOLOGIES CORPORATION (formerly MCORPCX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 & 2019

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

We are currently focused on delivering digital transformation solutions to customer-centric organizations through integrated marketing, data science, analytics, commerce, and machine learning. In addition, we are seeking to invest in cyber-currency and decentralized finance technologies to support the Always-On Economy. We were previously engaged in the more narrowly focused business of solely delivering consulting and professional services that were designed to help corporations improve their customer listening and customer management capabilities (or defined as customer experience (“CX”) management solutions).

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic and information continues to evolve. Although capital markets and economies worldwide improved during the second half of 2020 from the initial negative impacts of the COVID-19 pandemic, there remains uncertainty around the strength and timing of global economic recoveries which could cause a local and/or global economic recession. Such economic disruption could have a material adverse effect on our business.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these Consolidated Financial Statements for the years ended December 31, 2020 and 2019, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remain uncertain.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the Purchase Agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are to be payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve month period are to be based on a percentage of the annual revenues of McorpCX LLC.  The note is secured by the Purchaser’s ownership interest in McorpCX LLC.

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

The following table summarizes the major line items for McorpCX, LLC that are included in the income from discontinued operations line item in the Consolidated Statements of Operations:

	Year Ended
	December 31,
	2020	2019

Revenue, net	$2,115,200	$3,240,009
Cost of goods sold	754,644	1,501,372
Gross profit	1,360,556	1,738,637

Expenses	1,084,917	1,907,139
Net operating income (expense)	275,639	(168,502)

Other expense	(94,005)	(10,377)
Income (loss) from discontinued operations	181,634	(178,879)
Gain on the sale of discontinued operations	202,376	-
Income (loss) from discontinued operations	$384,010	$(178,879)

The following table summarizes the carrying amounts of major classes of assets and liabilities classified as held for sale for each of the periods presented:

	December 31,	December 31,
	2020	2019

Carrying amounts of the major classes of assets included in discontinued operations:
Cash and cash equivalents	$-	$209,669
Accounts receivable	-	486,316
Allowance to increase assets to estimated fair value, less costs of disposal	-	-
Total current assets	-	695,985
Property and equipment, net	-	2,551
Other assets	-	43,785
Total noncurrent assets	-	46,336
Total assets classifed as held for sale	$-	$742,321

Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable and accrued liabilities	$-	$191,450
Deferred revenue	-	32,358
Lease payable	-	7,539
Other current liabilities	-	674
Total liabilities classified as held for sale	$-	$232,021

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows, and include the assets and liabilities of discontinued operations as of the August 3, 2020 date of sale of McorpCX, LLC, which are not reflected in the above table. There were no significant capital expenditures and operating noncash items for any periods presented. There was $1,500 and $111,491 depreciation and amortization expense for the year ended December 31, 2020 and 2019, respectively, related to assets held by McorpCX LLC.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not require collateral, and do not bear interest. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as bankruptcy and significantly aged receivables outstanding. No allowance for doubtful accounts is required to be recognized as of December 31, 2020 and 2019.

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

The Company’s consolidated financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The Company does not have any financial instruments that are required to be fair valued on a recurring basis as of December 31, 2020 and 2019.

Advertising Expense

Advertising is expensed as incurred. During the twelve months ended December 31, 2020 there was no advertising expense incurred. There was $340 of advertising expense during the twelve months ended December 31, 2019.

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

Revenue Recognition

The Company’s revenue consists primarily of professional and consulting services, as well as reimbursable expenses billed to clients, software-enabled product sales and other revenues. Other revenue includes reimbursement of related travel costs and out-of-pocket expenses. The consulting services are contracted under master terms and conditions with SOW defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognizes revenue based upon a percentage of completion of each SOW during each project, which are typically 60-180 days in duration. In addition, we typically incur travel other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis. In addition, some clients will enter into annual or long-term contracts that will have a monthly retainer for general consulting and project services. The revenue for these engagements is recognized on straight-line basis monthly during the term of the contract.

Contract costs, such as commissions, are typically incurred contemporaneously with the pattern of revenue recognition and, as such, are expensed as incurred.

See Note 4 Revenue Recognition for further information.

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

Note 4. Revenues

Consulting Service Revenues

As of December 31, 2020, our only source of revenue from continued operations is derived from engagements managed within our wholly owned subsidiary, The Collective Experience LLC (“TCE”) that is providing digital Transformation services include brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies. The consulting services are contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognizes revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel and other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis. In addition, some clients will enter into annual or long-term contracts that will have a monthly retainer for general consulting and project services. The revenue for these engagements is recognized on straight-line basis monthly during the term of the contract.

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

During the twelve months ended December 31, 2020 and 2019 there was no revenue recognized related to our contract liabilities included in deferred revenue at December 31, 2019 from continuing operations. We do expect that there will be revenue recognized for some or all of the deferred revenue balance at December 31, 2020 of $131,252.

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

Note 5. Stock-Based Compensation

Our stock-based compensation plan was originally established in 2008. The shares of our common stock issuable pursuant to the terms of such plan (the “Plan Shares”) could not exceed 30% of any outstanding issue or 2,500,000 shares, whichever was the lower amount.

In December 2015, we adopted a revised share option plan in which Plan Shares cannot exceed 10% of the total issued and outstanding shares at any given time. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of the grant and all option grants have a 10-year term. This share option plan was initially approved by the Company’s shareholders at the annual meeting of shareholders on August 10, 2016 and has been re-approved at subsequent annual meetings of the Company’s stockholders since that date, in accordance with applicable TSX-V rules.

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

The following table summarizes our stock option activity for the twelve months ended December 31, 2020 and 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2019	1,140,000	$0.35	6.25	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	(450,000)	0.53	-	-
Outstanding at December 31, 2020	690,000	$0.23	7.63	-
Exercisable at December 31, 2020	460,000	$0.23	7.63	$-

Unvested	230,000

At December 31, 2020, 460,000 stock options were exercisable and $63,266 of total compensation cost related to share-based compensation grants had been recognized for the year ended December 31, 2020. Unrecognized compensation expense from stock options was $39,240 at December 31, 2020, which is expected to be recognized over a weighted-average vesting period of 0.62 years beginning January 1, 2021.

There were no options granted during the year ended December 31, 2020.

A summary of the status of the Company’s nonvested options as of December 31, 2020, is presented below:

Nonvested options

Number of
Shares
Nonvested options at December 31, 2019	460,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	(230,000)
Nonvested options at December 31, 2020	230,000

Note 6: Concentrations

As of December 31, 2020, sales consisted of two clients. Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Commitments and Contingencies

Leases

Our corporate headquarters, located at 2529 Detroit Ave, Cleveland, OH 44113 is a leased space, which we lease on a month-to-month basis for $2,200 a month.

Note 8. Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. At December 31, 2020 and 2019 net deferred tax assets were fully offset by a valuation allowance. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2017 and for state examinations by tax authorities for years before 2016.

As of December 31, 2020, the Company has net operating loss carry-forwards of approximately $5,200,000 that will begin to expire in 2033. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2020	2019
Net operating losses	$1,400,000	$1,100,000
Less: valuation allowance	(1,400,000)	(1,100,000)
Net deferred tax assets	$-	$-

Note 9. Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the twelve months ended December 31, 2020 and 2019, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 690,000 and 1,140,000 for the twelve months ended December 31, 2020 and 2019, respectively.

The computations for basic and diluted net loss per share are as follows:

	Year Ended
	December 31,
	2020	2019
Net loss from continuing operations	$(428,512)	$(582,076)
Net income (loss) from discontinued operations, excluding gain	$384,010	$(178,879)
Net loss	$(44,502)	$(760,955)

Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158

Net loss from continuing operations per share, basic and diluted	$(0.02)	$(0.03)
Net income (loss) from discontinued operations per share, basic and diluted	$0.02	$(0.01)
Net loss income per share, basic and diluted	$(0.00)	$(0.04)

Note 10. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern.  On August 3, 2020, the Company completed the sale of all of the membership interests in McorpCX, LLC, of which the proceeds of $1,108,000, consisting of $352,000 in cash and a $756,000 promissory note, were applied to transaction costs as well as investment toward becoming a technology solutions business. See Note 2 for details. These measures combined with our positive working capital position are expected to enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2020.

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

Changes in internal controls over financial reporting

We experienced some changes in internal controls some of which resulted in the aforementioned material weaknesses. These changes were primarily due to significant turnover of our executive officers during the year ended December 31, 2020.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers serve at the pleasure of the Company’s board of directors (the “Board”). The Board has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Matthew Kruchko	50	President, Chief Executive Officer and Director
2529 Detroit Ave
Cleveland, OH 44113

Gregg Budoi	56	Interim Chief Financial Officer and Director
2529 Detroit Ave
Cleveland, OH 44113

Nii Quaye	48	Director
2529 Detroit Ave
Cleveland, OH 44113

Christopher Rowlison	52	Director
2529 Detroit Ave
Cleveland, OH 44113

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

There are no family relationships between any of our directors or executive officers.

Background of Officers and Directors

Matthew Kruchko – President, Chief Executive Officer and Director

On February 3, 2020, Matthew Kruchko was appointed as our President and Chief Executive Officer. Matthew Kruchko has been a member of the Board since August 31, 2017. Since 2016, Mr. Kruchko has been a principal and the Chief Strategy Officer of Connect Brands, Inc., a San Francisco based marketing and advertising company. He has also been a member of the board of directors of that company since 2016. Previously, from 2007 to 2015 he was a Managing Director and a member of the board of directors of Applied Storytelling, a brand consultancy/strategy firm, and was previously Executive Vice President of Strategy and Global Marketing for the UK-based SaaS software company Kalibrate Technologies PLC from 2014 to 2015. Mr. Kruchko studied finance and marketing at the University of Southern Maine and is currently an advisory board member for the Detroit Creative Corridor Center (DC3).

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

Gregg Budoi – Interim Chief Financial Officer and Director

Gregg Budoi has been a director since August 2018 and our Interim Chief Financial Officer since January 15, 2021. Mr. Budoi has previously served as the Company’s Interim President and Chief Executive Officer from both August 16, 2018 to June 7, 2019 as well as from September 30, 2019 to February 3, 2020. Previously, Mr. Budoi served as the Company’s Interim Chief Financial Officer from September 26, 2017 to November 6, 2018. Prior to becoming the Company’s Interim Chief Financial Officer, Mr. Budoi was from 2014 to 2017 the Chief Financial Officer and member of the Board of Directors of Kalibrate Technologies Plc, a London Stock Exchange (AIM) listed SaaS software and consulting company. Prior to that, from 2007 to 2014 he was a co-founder and former President and CEO of EZ Energy USA, Inc. an Israeli company that operated 69 gas & convenience stores. Mr. Budoi has also been Managing Director at Barnes Wendling Corporate Finance, LLC, a financial advisory firm where from 2006 to 2007 he established a corporate finance advisory services platform and completed several corporate restructurings as well as M&A and capital raising transactions. Prior to that, he was Chief Executive Officer of his own financial advisory firm, Budoi & Company, Inc. from 2003 to 2006 and was from 1999 to 2003 the Chief Financial Officer, Vice President Finance and Treasurer of Dairy Mart Convenience Stores, Inc., where he led the strategic evaluation and recapitalization process for this publicly traded chain of over 850 convenience stores. Mr. Budoi holds a BS in Business Administration/Finance from Ohio State University, and a Masters of Business Administration from Cleveland State University.

The Board believes Mr. Budoi brings to the Board extensive executive management experience from several public and private companies, as well as significant experience in the SaaS software industry.

Christopher Rowlison – Director

On November 11, 2020, Christopher Rowlison was appointed by the Board to serve as a director until the next annual meeting of the Company’s shareholders. From September, 2018 to the present, Mr. Rowlison has served as the President of Liquid Agency, a Brand Experience Agency based in Silicon Valley. Prior to that, Mr. Rowlison was at Wire Stone, LLC where he spent 15 years in various positions, including Senior Vice President & Chief Client Officer from 2002 to 2017. Previously, Mr. Rowlison was Senior Director, Emerging Marketing Solutions for Hewlett-Packard from 2000 to 2002.

The Board believes Mr. Rowlison brings to the Board an extensive background in the customer experience industry.

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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Kruchko, Mr. Budoi, Mr. Rowlison, and Mr. Quaye have not been the subject of the following events:

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

Audit Committee Financial Expert

Our Board has determined that Mr. Quaye and Mr. Rowlison are an independent directors under the standards established by the NASDAQ Stock Market and Mr. Quaye qualifies as an "audit committee financial expert" as defined in applicable SEC rules.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, with the exception of a Form 3 that has yet to be filed by Christopher Rowlison, all officers, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION.

On February 1, 2011, we entered into an employment agreement with Lynn Davison, pursuant to which she agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $132,000 but was subsequently increased to $162,000 effective August 22, 2014 and again increased to $202,500 effective January 1, 2019. In addition, Ms. Davison is eligible for bonus compensation as established by us from time to time. On February 7, 2011, we granted Ms. Davison 10-year options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.35 per share. A Board resolution dated December 17, 2015 later reset the exercise price of these options to $0.05 per share. On September 3, 2013, we granted Ms. Davison an additional 10-year options to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.40 per share. On May 15, 2015, we granted Ms. Davison an additional 10-year options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.75 per share.

All of the options granted to Ms. Davison have fully vested and are exercisable pursuant to their respective terms. In August 2019, the Board cancelled 300,000 stock options with an exercise price of $0.40 per share previously granted to Ms. Davison in connection with Ms. Davison entering into a private stock purchase agreement with Mr. Hinshaw to acquire shares currently owned by Mr. Hinshaw. In connection with the sale of McorpCX, LLC in August 2020, Ms. Davison ceased to be an employee of the Company, and consequently all of her remaining stock options have been forfeited.

On May 15, 2016, the Company entered into an employment agreement with Stephen Shay pursuant to which he agreed to serve as our Vice President. This initial agreement provided for an annual base salary of $240,000. In addition, Mr. Shay is eligible for bonus compensation as established by us from time to time.

On May 15, 2015, we granted Mr. Shay 10-year options to purchase 600,000 shares of common stock with an exercise price of $0.75 per share. These stock options were subsequently cancelled by the Board in August of 2019 in connection with Mr. Shay entering into a private stock purchase agreement with Mr. Hinshaw to acquire shares currently owned by Mr. Hinshaw. In connection with the sale of McorpCX, LLC in August 2020, Mr. Shay ceased to be an employee of the Company, and consequently all of his remaining stock options have been forfeited.

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

The Budoi Employment Agreement, as amended, was terminated upon Mr. Budoi’s resignation as our Interim President and Chief Executive Officer on June 7, 2019. Mr. Budoi did not enter a new employment agreement with the Company during his tenure as our Interim President and Chief Executive Officer from September 30, 2019 through February 3, 2020 and has not entered a new employment agreement in connection with his appointment as our Interim Chief Financial Officer in January 2021.

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

The initial term of Mr. Hinshaw’s employment is six months from the date of his employment agreement, with automatic renewals (subject to right of McorpCX, LLC and Mr. Hinshaw to elect not to renew) for additional three month periods. McorpCX, LLC may terminate Mr. Hinshaw’s employment without cause (or Mr. Hinshaw can terminate the agreement upon good reason) in which case Mr. Hinshaw is entitled to payment of six months’ salary as severance plus all Variable Compensation earned by Mr. Hinshaw during the previous twelve months. This employment agreement ceased to be an obligation of the Company in connection with the sale of McorpCX, LLC in August 2020, and consequently, Mr. Hinshaw no longer has any employment relationship or otherwise receives any compensation from the Company or any of the Company’s affiliates.

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

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Matthew Kruchko,	2020	0	0	0	0	0	0	0	0
Chief Executive Officer	2019	0	0	0	0	0	0	0	0

Michael Hinshaw,	2020	178,606 [1]	0	0	0	0	0	34,036 [2]	212,642
Former President of McorpCX, LLC	2019	344,192 [1]	0	0	0	0	0	183,941 [2]	528,133

Gregg Budoi,	2020	0	0	0	0	0	0	0	0
Former Interim Chief Executive Officer and current Interim Chief Financial Officer [3]	2019	25,923 [4]	0	0	0	0	0	0	25,923

Stephen Shay,	2020	130,390	0	0	0	0	0	1,891 [5]	132,281
Former Vice President	2019	240,000	7,133	0	0	0	0	6,000 [5]	253,133

[1]	In addition to Mr. Hinshaw’s salary of $250,000, his compensation also included variable compensation in the form of quarterly payments equal to (i) 2.5% of all gross revenues generated by McorpCX, LLC, plus (ii) an additional 2.5% (for a total of 5%) of all gross revenues generated by McorpCX, LLC in excess of $5.0 million per year.
[2]	All other compensation for Michael Hinshaw for the years ended 2020 and 2019 consisted of sales commissions of $30,912 $156,681, respectively, and for each of the years ended 2020 and 2019, payments for health insurance in the amount of $3,124 and $25,260, respectively.
[3]	Mr. Budoi served as our Interim Chief Executive Officer from August 16, 2018 until June 7, 2019 and again from September 30, 2019 until February 3, 2020.Mr. Budoi was appointed our Interim Chief Financial Officer on January 15, 2021
[4]	In 2019, Mr. Budoi’s salary includes salary earned only for the periods he served as Interim President and Chief Executive Officer.
[5]	All other compensation for Stephen Shay for each of the years ended 2020 and 2019 consisted of cash payments to Mr. Shay intended to cover the cost of health insurance premiums.

The following table sets forth information with respect to compensation paid by us to our non-employee directors (all directors except for Mr. Kruchko and Mr. Budoi) during the last completed fiscal year ended December 31, 2020.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Nii Quaye	0	0	0	0	0	0	0
Christopher Rowlison	0	0	0	0	0	0	0
Giuseppe Perone(1)	0	0	0	0	0	0	0
Barry MacNeil(2)	0	0	0	0	0	0	0

(1)	Mr. Perone resigned from the Board on November 17, 2020.
(2)	Mr. MacNeil reigned from the Board on January 15, 2021.

Non-employee members of our board of directors may receive stock options granted under the Company’s Amended and Restated Stock Option Plan (the “Plan”) as consideration for their services on our board of directors. Should any director be awarded option grants the amount of those grants would be proportionate to their level of involvement with the activities of the board of directors (meeting attendance, service on committees, etc.). Additionally, in August 2017, the Company decided to pay a $2,500 monthly fee to our non-employee directors in consideration for their service on our board of directors. As of January 1, 2019, Mr. Quaye agreed that he would no long receive any monthly compensation to participate on the Board and no fees were paid to any of our non-employee directors during 2020.

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

The following table sets forth information with respect to outstanding equity awards held by our named executive officers at December 31, 2020.

Outstanding Equity Awards at December 31, 2020
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gregg Budoi	193,333	96,667	0	$0.23	8/16/2028	0	0
Matthew Kruchko	133,333	66,667	0	0.23	8/16/2028	0	0

Compensation Committee Interlocks and Insider Participation

Since the Company currently does not have a compensation committee or other committee of the Board performing similar functions, executive officer compensation is determined by the entire Board. Mr. Kruchko, our current President and Chief Executive Officer, Mr. Budoi, our current Interim Chief Financial Officer, and Mr. MacNeil, our former Chief Financial Officer are the only officers or employees of the Company who participated in deliberations of the Board concerning executive officer compensation. However, each of Mr. Kruchko, Mr. MacNeil, and Mr. Budoi excused themselves from our Board’s discussions concerning the compensation of our President and Chief Executive Officer or Chief Financial Officer when such person was serving in that capacity. With the exception of each of Mr. Budoi, Mr. Kruchko, Mr. MacNeil, and Michael Hinshaw, the President of McorpCX, LLC, no member of our Board was, during the year ended December 31, 2020, an officer, former officer or employee of the Company or any of its subsidiaries, or had any relationship requiring disclosure by the Company under the SEC rules requiring disclosure of certain relationships and related party transactions. No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on our Board, (ii) the board of directors of another entity in which one of the executive officers of such entity served on our Board, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of our board of directors, during the year ended December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 14, 2021, the total number of shares owned beneficially by each of our directors, director nominees and named executive officers, individually and directors and all executive officers as a group, and the present owners of 5% or more of our total outstanding shares of common stock.  Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the number of shares held and the percentage ownership of such each individual but are not treated as outstanding for purposes of computing the percentage ownership of others.

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

Applicable percentage ownership is based on 20,426,158 shares of common stock outstanding as of April 14, 2021.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number	%
Christopher Rowlison	0	*
2529 Detroit Ave
Cleveland, OH 44113

Gregg Budoi	193,333[1]	*
2529 Detroit Ave
Cleveland, OH 44113

Matthew Kruchko	133,333[2]	*
2529 Detroit Ave
Cleveland, OH 44113

Nii-Ayikwei Quaye	133,333[3]	*
2529 Detroit Ave
Cleveland, OH 44113
All officers and directors as a group (4 individuals)	459,999	2.20%

Alex Guidi	2,762,302[4]	13.77%
2040 – 885 West Georgia Street
Vancouver, British Columbia V6C 3E8

Eva Lundin	2,900,000[5]	14.20%
6 Rue de Rive
1204 Geneva, Switzerland

Peter Loretto	1,443,262[6]	7.07%
350-6165 HWY 17
Delta British Columbia V4K 5B8

Michael Hinshaw	5,200,000	25.46%
2529 Detroit Ave
Cleveland, OH 44113

*Represents beneficial ownership of less than 1%.

[1]	Includes 193,333 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of April 14, 2021.

[2]	Includes 133,333 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of April 14, 2021.

[3]	Includes 133,333 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of April 14, 2021.

[4]	Based on Schedule 13D filed by the reporting person with the SEC on February 24, 2016.

[5]	Based on Schedule 13G filed by the reporting person with the SEC on February 18, 2016.

[6]

Based on Schedule 13G filed by the reporting person with the SEC on February 11, 2016. Mr. Loretto has sole voting and dispositive power over 1,425,000 shares of our common stock and has shared voting and dispositive power over the remaining 18,262 shares of our common stock he beneficially owns.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

On April 15, 2020, the Company entered into a definitive purchase agreement (the “Purchase Agreement”) to sell all of the membership interests in McorpCX LLC to mfifty, LLC, a California limited liability company that is controlled by Michael Hinshaw (who is the manager and sole member of mfifty, LLC), the President of McorpCX LLC, who has beneficial ownership over 5,200,000 shares of the Company’s common stock, representing approximately 25% of the total outstanding shares of the Company’s common stock.

The Company received stockholder approval of the Purchase Agreement during a special meeting held on June 29, 2020, and the transaction closed on August 3, 2020.

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the Purchase Agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are to be payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve month period are to be based on a percentage of the annual revenues of McorpCX LLC.  The note is secured by the mfifty, LLC’s ownership interest in McorpCX LLC.

Other than the sale of McorpCX, LLC to mfifty, LLC pursuant to the terms of the Purchase Agreement, the Company did not engage in any transactions with related parties requiring disclosure under Item 404 of Regulation S-K under the Securities Act since January 1, 2020 and there are currently no such transactions proposed.

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

Independence of Directors

Our shares of common stock are not listed on a national securities exchange or an inter-dealer quotation system that requires that a majority of our Board of Directors consist of independent directors. Under these circumstances, the rules of the SEC require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that Messrs. Quaye and Rowlison are independent directors under standards established by the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table presents fees for professional audit services for the audit of the Company’s annual consolidated financial statements for fiscal year 2020 and 2019 and fees billed for other services rendered during 2020 and 2019.

	Fiscal 2020	Fiscal 2019
	MaloneBailey	MaloneBailey
Type of Service/Fee
Audit Fees (1)	$71,000	$56,500
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Unit Purchase Agreement among McorpCX, Inc. and Mfifty, LLC dated April 15, 2020	8-K	04/16/20	10.1

3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended Articles of Incorporation	10-Q	08/14/20	3.6

3.7	Amended and Restated Bylaws	10-Q	08/14/20	3.7

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

4.2	Description of Common Stock	10-K	03/27/20	4.2

10.3	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

14.1	Code of Ethics	10-K	03/27/13	14.1

21.1	Subsidiaries				X

23.1	Consent of MaloneBailey LLP				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2021.

MCX TECHNOLOGIES CORPORATION.

BY:	/s/ MATTHEW KRUCHKO
Matthew Kruchko
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW KRUCHKO	President, Chief Executive Officer (Principal Executive Officer), and Director	April 15, 2021
Matthew Kruchko

/s/ GREGG BUDOI	Chief Financial Officer (Principal Accounting and Financial Officer) and Director	April 15, 2021
Gregg Budoi

/s/ CHRISTOPHER ROWLISON	Director	April 15, 2021
Christopher Rowlison

/s/ NII QUAYE	Director	April 15, 2021
Nii Quaye