Form 10-Q
period 2021-03-31
MCX Technologies Corp
filed 2021-05-17
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of May 12, 2021.

MCX Technologies Corporation

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

MCX Technologies Corporation

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$281,820	$297,965
Total current assets	281,820	297,965
Long term assets:
Land	85,000	85,000
Notes receivable - related party	704,956	726,832
Other assets	11,111	15,190
Total assets	$1,082,887	$1,124,987

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$23,998	$52,214
Deferred revenue	169,204	131,252
Total current liabilities	193,202	183,466
Total liabilities	193,202	183,466
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Additional paid-in capital	6,596,708	6,581,151
Accumulated deficit	(5,707,023)	(5,639,630)
Total shareholders' equity	889,685	941,521
Total liabilities and shareholders' equity	$1,082,887	$1,124,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue, net	$106,710	$-
Cost of goods sold	77,171	-
Gross profit	29,539	-
Expenses
Salaries and wages	15,557	28,931
Contract services	51,996	-
Other general and administrative	32,411	128,486
Total expenses	99,964	157,417

Net operating loss	(70,425)	(157,417)
Other income (expense)	3,032	(10,575)

Loss from continuing operations	(67,393)	(167,992)

Discontinued operations (Note 2)
Income from discontinued operations	-	2,141

Net loss	$(67,393)	$(165,851)

Net loss per share-basic and diluted:
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	$-	$0.00
Net loss per share-basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Three Months Ended March 31, 2020
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2019	20,426,158	$-	$6,517,885	$(5,595,128)	$922,757
Stock based compensation - stock options	-	-	15,730	-	15,730
Net loss	-	-	-	(165,851)	(165,851)
Balance at March 31. 2020	20,426,158	$-	$6,533,615	$(5,760,979)	$772,636

	Three Months Ended March 31, 2021
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2020	20,426,158	$-	$6,581,151	$(5,639,630)	$941,521
Stock based compensation - stock options	-	-	15,557	-	15,557
Net loss	-	-	-	(67,393)	(67,393)
Balance at March 31. 2021	20,426,158	$-	$6,596,708	$(5,707,023)	$889,685

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,393)	$(165,851)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	-	631
Operating lease ROU asset amortization	-	13,955
Stock compensation expense	15,557	15,730
Changes in operating assets and liabilities:
Accounts receivable	-	86,979
Other assets	4,079	3,813
Accounts payable and accrued liabilities	(28,216)	(59,625)
Lease liability	-	(14,191)
Deferred revenue	37,952	(31,828)

Net cash used in operating activities	(38,021)	(150,387)

INVESTING ACTIVITIES
Cash received from notes receivable - related party	21,876	-

Net cash provided by investing activities	21,876	-

Decrease in cash and cash equivalents	(16,145)	(150,387)

Cash and cash equivalents, beginning of period	297,965	588,848

Cash and cash equivalents, end of period	$281,820	$438,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(unaudited)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”), was incorporated in the State of California on December 14, 2001. We were established as a customer experience (CX) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, in connection with the sale of McorpCX, LLC, as described in Note 2 below, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation.  On November 12, 2020, the Company formed The Collective Experience, LLC in Delaware (the “Collective Experience”). The Company is currently providing all of its customer relations management consulting services, which is the Company’s sole revenue generating operations, through the Collective Experience.

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

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these Consolidated Financial Statements for the three months ended March 31, 2021 and 2020, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remain uncertain.

The consolidated financial statements and related disclosures as of and for the three months ended March 31, 2021 and 2020, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2020, filed on Form 10-K with the SEC on April 15, 2021.  The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

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

Subsequent to the sale of McorpCX, LLC, the Company intends to focus on growing the Company’s technology solutions business

The following table summarizes the major line items for McorpCX, LLC that are included in the income from discontinued operations line item in the Consolidated Statements of Operations:

	Three Months Ended
	March 31,
	2021	2020

Revenue, net	$-	$669,792
Cost of goods sold	-	259,343
Gross profit	-	410,449

Expenses	-	413,308
Net operating income (expense)	-	(2,859)

Other expense	-	5,000
Income (loss) from discontinued operations	-	2,141
Income (loss) from discontinued operations	$-	$2,141

There were no assets and liabilities classified as held for sale as of March 31, 2021 or December 31, 2020:

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows, and include the assets and liabilities of discontinued operations as of the August 3, 2020 date of sale of McorpCX, LLC, which are not reflected in the above table. There were no significant capital expenditures and operating noncash items for any periods presented. There was $631 depreciation and amortization expense for the three months ended March 31, 2020, related to assets held by McorpCX LLC. There was no depreciation and amortization expense for the three months ended March 31, 2021.

Note 3: Recent Accounting Pronouncements

In March 2020, the FASB issued an update (“ASU 2020-04”) establishing Accounting Standards Codification (“ASC”) Topic 848, Reference Rate Reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We are currently evaluating the impact of the guidance and our options related to the practical expedients.

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

The following table summarizes our stock option activity for the three months ended March 31, 2021:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2020	690,000	$0.23	7.63	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2021	690,000	$0.23	7.38	$34,500
Exercisable at March 31, 2021	460,000	$0.23	7.38	$23,000

At March 31, 2021, 460,000 stock options were exercisable and $15,557 of total compensation cost related to share-based compensation grants had been recognized for the three months ended March 31, 2021. Unrecognized compensation expense from stock options was $23,682 at March 31, 2021, which is expected to be recognized over a weighted-average vesting period of 0.38 years beginning April 1, 2021.

There were no options granted during the three months ended March 31, 2021.

A summary of the status of the Company’s nonvested options as of March 31, 2021, is presented below:

Nonvested options

Number of
Shares
Nonvested options at December 31, 2020	230,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	-
Nonvested options at March 31, 2021	230,000

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

Note 6: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three months ended March 31, 2021 and 2020, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 460,000 and 680,000 for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended
	March 31,
	2021	2020
Net loss from continuing operations	$(67,393)	$(167,992)
Net income from discontinued operations, excluding gain	$-	$2,141
Net loss	$(67,393)	$(165,851)

Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158

Net loss from continuing operations per share, basic and diluted	$(0.00)	$(0.01)
Net income from discontinued operations per share, basic and diluted	$-	$0.00
Net loss income per share, basic and diluted	$(0.00)	$(0.01)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. With the exception of the policy adoptions discussed in Note 3 of the Notes to the Consolidated Financial Statements included with this report, such policies were unchanged during the three months ended March 31, 2021.

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

As of March 31, 2021, our only source of revenue is derived from providing digital transformation services through the Collective Experience that include brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies.

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

Revenues & Cost of Goods Sold

During the three months ended March 31, 2021, we had $106,710 in revenue recognized as well as the related cost of goods sold of $77,171 generated through continuing operations from two customer contracts entered into in the last quarter of 2020. There was no revenue or cost of goods sold generated through continuing operations for the three months ended March 31, 2020.

Net Loss	2021	2020	Prior Year	from Prior Year
Three Months Ended March 31,	$(67,393)	$(165,851)	$98,458	(59%	)

Net loss decreased to $67,393 for the three months ended March 31, 2021 from a net loss of $165,851 three months ended March 31, 2020. The decrease in net loss in 2021 compared to 2020 was primarily a result of revenue generated in the first quarter of 2021 from new operations combined with fewer salaried employees, less professional fees and no consulting services or travel expenses being partially offset by expenses associated with finance and administration services provided by contractors in the first quarter of 2021.

			Change from	Percent Change
Salaries and Wages	2021	2020	Prior Year	from Prior Year
Three Months Ended March 31,	$15,557	$28,931	$(13,374)	(46%	)

Expenses attributable to salaries and wages decreased to $15,557 during the three months ended March 31, 2021 compared to $28,931 for the three months ended March 31, 2020 primarily due to the elimination of executive officer salaries and the outsourcing of all staff salaries due to the Company’s internal finance and administration services being provided by contractors in 2021.

			Change from	Percent Change
Contract Services	2021	2020	Prior Year	from Prior Year
Three Months Ended March 31,	$51,996	$-	$51,996	100%

Contract services expenses increased during the three months ended March 31, 2021 due to executive, finance and administration services provided by contractors in 2021, which were provided by salaried employees in 2020.

			Change from	Percent Change
Other General and Administrative	2021	2020	Prior Year	from Prior Year
Three Months Ended March 31,	$32,411	$128,486	$(96,075)	(75%	)

Other general and administrative costs decreased by $96,075 during the three months ended March 31, 2021 compared to three months ended March 31, 2020 primarily due to decreases in professional fees in 2021 compared to 2020.

			Change from	Percent Change
Other Income (Expense)	2021	2020	Prior Year	from Prior Year
Three Months Ended March 31,	$3,032	$(10,575)	$13,607	(129%	)

We recognized $3,032 in other income in the three months ended March 31, 2021 compared to $10,575 in other expense in the three months ended March 31, 2020 primarily due to decreases in state use tax expenses, interest on related party notes receivable, as well as the correction of cash reconciliation items booked during the prior period.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$281,820	$297,965
Working capital	$88,618	$114,499

Anticipated Uses of Cash

As of March 31, 2021, our cash and cash equivalents and working capital had decreased slightly to $281,820 and $88,618 from $297,965 and $114,499, respectively, as of December 31, 2020.

For the three months ended March 31, 2021 and the year ended December 31, 2020, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the three months ended March 31, 2021, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities.

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

We intend to continue to seek ways to expand upon our business and as such, in the future we may make acquisitions of businesses or assets or commitments to additional capital projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources may be required. Depending on the size of a transaction, the capital resources that may be required could be substantial. The necessary resources may be generated from cash flow from operations, cash on hand, borrowing against our assets or the issuance of securities, and there is no assurance these capital resources will be available to us when required.

Cash Flow – Three months ended March 31, 2021 and 2020

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented.

Operating Activities. Net cash used in operating activities decreased to $38,021 for the three months ended March 31, 2021 compared to net cash used in operating activities of $150,387 for the three months ended March 31, 2020. This decrease in cash used in operating activities in 2021 compared to 2020 was primarily due to a decrease in net loss, combined with an increase in deferred revenue in the first three months of 2021 compared to the same period of 2020.

Investing Activities. There was cash provided by investing activities for three months ended March 31, 2021 due to cash received from related party notes receivable of $21,876. There was no cash provided by, or used in, investing activities for three months ended March 31, 2020.

Financing Activities. There was no cash provided by, or used in, financing activities for the three months ended March 31, 2021 and 2020.

Results of Discontinued Operations

Total income from discontinued operations	2021	2020	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$-	$2,141	$(2,141)	(100%	)

During the three months ended March 31, 2020, total income from discontinued operations was $2,141. There was no income from discontinued operations during the three months ended March 31, 2021.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that, as of the period covered by this report, and as reported in Item 9A of the Company’s Form 10-K for the year ended December 31, 2020, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report”), which could materially affect our business, results of operations or financial condition.

It is important to note that the risks described in our 2020 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on March 31, 2021.

Purchases of Equity Securities

During the three months ended March 31, 2021, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May 2021.

MCX TECHNOLOGIES CORPORATION

BY:	/s/ Matthew Kruchko
Matthew Kruchko
Chief Executive Officer

BY:	/s/ Gregg Budoi
Gregg Budoi
Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
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