Form 10-Q
period 2021-06-30
MCX Technologies Corp
filed 2021-08-18
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of August 17, 2021.

MCX Technologies Corporation

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

MCX Technologies Corporation

Consolidated Balance Sheets

	June 30,	December 30,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,846	$297,965
Accounts receivable	66,013	-
Total current assets	174,859	297,965
Long term assets:
Land	85,000	85,000
Notes receivable - related party	683,080	726,832
Other assets	13,319	15,190
Total assets	$956,258	$1,124,987

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$53,114	$52,214
Deferred revenue	42,561	131,252
Total current liabilities	95,675	183,466
Total liabilities	95,675	183,466
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	6,609,533	6,581,151
Accumulated deficit	(5,748,950)	(5,639,630)
Total shareholders' equity	860,583	941,521
Total liabilities and shareholders' equity	$956,258	$1,124,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue, net	$202,606	$-	$309,316	$-
Cost of goods sold	42,998	-	120,169	-
Gross profit	159,608	-	189,147	-
Expenses
Salaries and wages	15,557	17,428	31,114	46,359
Contract services	52,265	-	104,261	-
Other general and administrative	134,179	189,797	166,590	318,283
Total expenses	202,001	207,225	301,965	364,642

Net operating loss	(42,393)	(207,225)	(112,818)	(364,642)
Other income (expense)	466	2,111	3,498	(8,464)

Loss from continuing operations	(41,927)	(205,114)	(109,320)	(373,106)

Discontinued operations (Note 2)
Income from discontinued operations	-	169,478	-	171,619

Net loss	$(41,927)	$(35,636)	$(109,320)	$(201,487)

Net loss per share-basic and diluted:
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	$-	$0.01	$-	$0.01
Total earnings	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Six Months Ended June 30, 2020
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2019	20,426,158	$-	$6,517,885	$(5,595,128)	$922,757
Stock based compensation - stock options	-	-	15,730	-	15,730
Net loss	-	-	-	(165,851)	(165,851)
Balance at March 31, 2020	20,426,158	-	$6,533,615	$(5,760,979)	$772,636
Stock based compensation - stock options	-	-	15,730	-	15,730
Net loss	-	-	-	(35,636)	(35,636)
Balance at June 30, 2020	20,426,158	$-	$6,549,345	$(5,796,615)	$752,730

	Six Months Ended June 30, 2021
				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2020	20,426,158	$-	$6,581,151	$(5,639,630)	$941,521
Stock based compensation - stock options	-	-	15,557	-	15,557
Net loss	-	-	-	(67,393)	(67,393)
Balance at March 31, 2021	20,426,158	-	$6,596,708	$(5,707,023)	$889,685
Stock based compensation - stock options	-	-	12,825	-	12,825
Net loss	-	-	-	(41,927)	(41,927)
Balance at June 30, 2021	20,426,158	-	6,609,533	(5,748,950)	$860,583

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,320)	$(201,487)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	-	1,289
Operating lease ROU asset amortization	-	21,187
Stock compensation expense	28,382	31,460
Changes in operating assets and liabilities:
Accounts receivable	(66,013)	(182,413)
Other assets	1,871	8,458
Accounts payable and accrued liabilities	900	16,340
Lease liability	-	(21,658)
Deferred revenue	(88,691)	32,760

Net cash used in operating activities	(232,871)	(294,064)

INVESTING ACTIVITIES
Cash received from notes receivable - related party	43,752	-

Net cash provided by investing activities	43,752	-

FINANCING ACTIVITIES
Proceeds from notes payable	-	311,069

Net cash provided by investing activities	-	311,069

Decrease in cash and cash equivalents	(189,119)	17,005

Cash and cash equivalents, beginning of period	297,965	588,848

Cash and cash equivalents, end of period	$108,846	$605,853

Supplemental disclosure of cash flow information:
Continuing operations
Interest paid	$199	$199

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

(unaudited)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”), was incorporated in the State of California on December 14, 2001. We were established as a customer experience (“CX”) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, in connection with the sale of McorpCX, LLC, as described in Note 2 below, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation.  On November 12, 2020, the Company formed The Collective Experience, LLC in Delaware (the “Collective Experience”). The Company is currently providing all of its customer relations management consulting services, which is the Company’s sole revenue generating operations, through the Collective Experience.

We are currently focused on delivering digital transformation solutions to customer-centric organizations through integrated marketing, data science, analytics, commerce, and machine learning. In addition, we are seeking to invest in cyber-currency and decentralized finance technologies to support the Always-On Economy. We were previously engaged in the more narrowly focused business of solely delivering consulting and professional services that were designed to help corporations improve their customer listening and customer management capabilities (or defined as CX management solutions).

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business remains highly uncertain and difficult to predict, as the response to the pandemic continues to evolve. Although the administration of vaccines throughout the United States contributed to the lifting of certain restrictive measures, and capital markets in the United States improved during the second half of 2020 and remained relatively strong in the first half of 2021, the re-emergence of significant increases in infection rates could result in governments re-imposing restrictive measures that could reduce or impair economic activity. Consequently, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these Consolidated Financial Statements for the six months ended June 30, 2021 and 2020, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations remain uncertain.

The consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2021 and 2020, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2020, filed on Form 10-K with the SEC on April 15, 2021.  The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the Purchase Agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are to be payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are to be based on a percentage of the annual revenues of McorpCX LLC.  The note is secured by the Purchaser’s ownership interest in McorpCX LLC.  On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received the initial $100,000 payment and the first $20,000 payment as of the date of this report.

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

Subsequent to the sale of McorpCX, LLC, the Company is now focusing on growing the Company’s technology solutions business.

The following table summarizes the major line items for McorpCX, LLC that are included in the income from discontinued operations line item, for the three and six months ended June 30, 2021 and 2020, respectively, in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue, net	$-	$926,184	$-	$1,595,976
Cost of goods sold	-	332,519	-	591,862
Gross profit	-	593,665	-	1,004,114

Expenses	-	426,744	-	840,052
Net operating income	-	166,921	-	164,062

Other income	-	2,557	-	7,557
Income from discontinued operations	-	169,478	-	171,619
Income from discontinued operations	$-	$169,478	$-	$171,619

There were no assets and liabilities classified as held for sale as of June 30, 2021 or December 31, 2020:

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows, and include the assets and liabilities of discontinued operations as of the August 3, 2020 date of sale of McorpCX, LLC, which are not reflected in the above table. There were no significant capital expenditures and operating noncash items for any periods presented. There was $869 depreciation and amortization expense for the six months ended June 30, 2020, related to assets held by McorpCX LLC. There was no depreciation and amortization expense for the six months ended June 30, 2021.

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

The following table summarizes our stock option activity for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	690,000	$0.23	7.63	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2021	690,000	$0.23	7.13	-
Exercisable at June 30, 2021	460,000	$0.23	7.13	$-

At June 30, 2021, 460,000 stock options were exercisable and $28,382 of total compensation cost related to share-based compensation grants had been recognized for the six months ended June 30, 2021. Unrecognized compensation expense from stock options was $7,952 at June 30, 2021, which is expected to be recognized over a weighted-average vesting period of 0.13 years beginning July 1, 2021.

There were no options granted during the six months ended June 30, 2021.

A summary of the status of the Company’s nonvested options as of June 30, 2021, is presented below:

Nonvested options

Number of
Shares
Nonvested options at December 31, 2020	230,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	-
Nonvested options at June 30, 2021	230,000

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

Note 6: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three and six months ended June 30, 2021 and 2020, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income/(loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 460,000 and 680,000 for the six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss from continuing operations	$(41,927)	$(205,114)	$(109,320)	$(373,106)
Net income from discontinued operations, excluding gain	$-	$169,478	$-	$171,619
Net loss	$(41,927)	$(35,636)	$(109,320)	$(201,487)

Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158	20,426,158	20,426,158

Net loss from continuing operations per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Net income from discontinued operations per share, basic and diluted	$-	$0.01	$-	$0.01
Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. With the exception of the policy adoptions discussed in Note 3 of the Notes to the Consolidated Financial Statements included with this report, such policies were unchanged during the six months ended June 30, 2021.

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

Effective August 3, 2020, the Company sold all of its membership interests in McorpCX, LLC to mfifty, LLC, a California limited liability company controlled by Michael Hinshaw, the then current President of McorpCX LLC (the “Purchaser”). Since the Company’s professional and related consulting services business, which constituted substantially all of the Company’s operations at the time of the sale of McorpCX LLC, was conducted through McorpCX LLC, the sale of McorpCX LLC represented a strategic shift that we believe will have a major effect on the Company’s operations and financial results.

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received the initial $100,000 payment and the first $20,000 payment as of the date of this report. . The note is secured by the Purchaser's ownership interest in McorpCX LLC.

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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business remains highly uncertain and difficult to predict, as the response to the pandemic continues to evolve. Although the administration of vaccines throughout the United States contributed to the lifting of certain restrictive measures, and capital markets in the United States improved during the second half of 2020 and remained relatively strong in the first half of 2021, the re-emergence of significant increases in infection rates could result in governments re-imposing restrictive measures that could reduce or impair economic activity. Consequently, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

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

As of June 30, 2021, our only source of revenue is derived from providing digital transformation services through the Collective Experience that include brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies.

Operating Expenses

Cost of Goods Sold

Cost of goods sold consist primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.

General and Administrative Expenses

General and administrative expenses consist primarily of salary and related expenses for management, client delivery, finance and accounting, and sales and marketing. These expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our consolidated financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, as well as having our stock listed on the TSX Venture Exchange in Canada and quoted on the OTC Pink Sheets in the United States.

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

Revenues & Cost of Goods Sold

During the three and six months ended June 30, 2021, we had $202,606 and 309,316, respectively, in revenue recognized as well as the related cost of goods sold of $42,998 and 120,169, respectively, generated through continuing operations from two customer contracts entered into in the last quarter of 2020 plus an additional 4 customer contracts entered into in 2021. There was no revenue or cost of goods sold generated through continuing operations for the three and six months ended June 30, 2020.

Net Loss	2021	2020	Change from Prior Year	Percent Change from Prior Year
Three Months Ended June 30,	$(41,927)	$(35,636)	$(6,291)	18%
Six Months Ended June 30,	$(109,320)	$(201,487)	$92,167	(46%)

Net loss increased to $41,927 for the three months ended June 30, 2021 from a net loss of $35,636 for the three months ended June 30, 2020 mostly as a result of a reduction in net operating loss from continuing operations of $163,187 in the second quarter of 2021 compared to the same quarter of 2020 being more than offset by $169,478 in income from discontinued operations in the second quarter of 2020. Net loss decreased to $109,320 for the six months ended June 30, 2021 from a net loss of $201,487 for the six months ended June 30, 2020. The decrease in net loss in the first half of 2021 compared to same period of 2020 was primarily a result of revenue generated in 2021 from new operations combined with fewer salaried employees, less professional fees and no consulting services or travel expenses being partially offset by expenses associated with finance and administration services provided by contractors in the first half of 2021 compared to the same period of 2020.

			Change from	Percent Change
Salaries and Wages	2021	2020	Prior Year	from Prior Year
Three Months Ended June 30,	$15,557	$17,428	$(1,871)	(11%)
Six Months Ended June 30,	$31,114	$46,359	$(15,245)	(33%)

Expenses attributable to salaries and wages for the three months ended June 30, 2021 and 2020 primarily consisted of stock compensation expense.  The decrease in expenses attributable to salaries and wages in the second quarter of 2021 compared to the same quarter of 2020 was primarily due to the elimination of executive officer salaries and the outsourcing of all staff salaries due to the Company’s internal finance and administration services being provided by contractors in 2021.

Expenses attributable to salaries and wages primarily consisted of stock compensation expense for the six months ended June 30, 2021 and 2020.  The decrease in expenses attributable to salaries and wages in the first half of 2021 compared to the same period of 2020 was primarily due to the elimination of executive officer salaries and the outsourcing of all staff salaries due to the Company’s internal finance and administration services being provided by contractors in 2021.

			Change from	Percent Change
Contract Services	2021	2020	Prior Year	from Prior Year
Three Months Ended June 30,	$52,265	$-	$52,265	100%
Six Months Ended June 30,	$104,261	$-	$104,261	100%

Contract services expenses increased during the three and six months ended June 30, 2021 and 2020, due to executive, finance and administration services being provided by contractors in 2021, which were provided by salaried employees in 2020.

			Change from	Percent Change
Other General and Administrative	2021	2020	Prior Year	from Prior Year
Three Months Ended June 30,	$134,179	$189,797	$(55,618)	(29%)
Six Months Ended June 30,	$166,590	$318,283	$(151,693)	(48%)

Other general and administrative costs decreased by $55,618 and $151,693 during the three and six months ended June 30, 2021 compared same periods in 2020 primarily due to decreases in professional fees in 2021 compared to 2020.

			Change from	Percent Change
Other Income (Expense)	2021	2020	Prior Year	from Prior Year
Three Months Ended June 30,	$466	$2,111	$(1,645)	78%
Six Months Ended June 30,	$3,498	$(8,464)	$11,962	(141%)

Other income decreased to $466 in the three months ended June 30, 2021 compared to $2,111 in other income in the three months ended June 30, 2020 primarily due to the incurrence of some non-recurring expenses coupled with slightly lower interest income from the prior year.

We recognized $3,498 in other income in the six months ended June 30, 2021 compared to $8,464 in other expense in the six months ended June 30, 2020 primarily due to decreases in state use tax expenses, interest on related party notes receivable, as well as the correction of cash reconciliation items booked during the first half of 2020.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$108,846	$297,965
Working capital	$79,184	$114,499

Anticipated Uses of Cash

As of June 30, 2021, our cash and cash equivalents and working capital had decreased to $108,846 and $79,184 from $297,965 and $114,499, respectively, as of December 31, 2020.

For the six months ended June 30, 2021 and the year ended December 31, 2020, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the six months ended June 30, 2021, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities.

We currently plan to fund our expenditures with cash on hand as well as cash flows generated from new revenue sources as a digital transformation company. If needed, the possibility may exist to raise additional capital through debt financing and common stock sales. We do not intend to pay dividends in the foreseeable future. In addition to the working capital position of the Company, we are seeking new sources of revenue to fund our capital requirements for our business during the next 12 months.

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

Cash Flow – Six months ended June 30, 2021 and 2020

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented.

Operating Activities. Net cash used in operating activities decreased to $232,871 for the six months ended June 30, 2021 compared to net cash used in operating activities of $294,064 for the six months ended June 30, 2020. This decrease in cash used in operating activities in 2021 compared to 2020 was primarily due to a decrease in net loss, being partially offset by an increase in accounts receivable and a decrease in deferred revenue in the first six months of 2021 compared to the same period of 2020.

Investing Activities. $43,752 in cash received as interest and principal payments on the promissory note from the Purchaser constituted all of the cash provided by investing activities for six months ended June 30, 2021. There was no cash provided by, or used in, investing activities for the six months ended June 30, 2020.

Financing Activities. There was no cash provided by, or used in, financing activities for the six months ended June 30, 2021. For the six months ended June 30, 2020, the Company had cash provided by financing activities of $311,069 due to proceeds from two promissory notes issued to McorpCX, LLC.  As a result of the sale of McorpCX LLC on August 3, 2020, these notes are no longer a liability of the Company.

Results of Discontinued Operations

			Change from	Percent Change
Total income from discontinued operations	2021	2020	Prior Year	from Prior Year
Three Months Ended June 30,	$-	$169,478	$(169,478)	(100%)
Six Months Ended June 30,	$-	$171,619	$(171,619)	(100%)

There was no income from discontinued operations during the three or six months ended June 30, 2021. During the three and six months ended June 30, 2020, total income from discontinued operations was $169,478 and $171,619, respectively.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on June 30, 2021.

Purchases of Equity Securities

During the six months ended June 30, 2021, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

3.4	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amendments to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020).
3.7	Amended and Restated Bylaws.(Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 2020).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of August 2021.

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

3.4	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 13, 2015).
3.5	Amendment to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016).
3.6	Amendments to the Articles of Incorporation (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on August 14, 2020).
3.7	Amended and Restated Bylaws (Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on November 16, 2020).
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed