Form 10-Q
period 2021-09-30
MCX Technologies Corp
filed 2021-11-23
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

MCX TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

California

(State or other jurisdiction of incorporation or organization)

26-0030631

(I.R.S. Employer Identification No.)

20046 Walker Road

Shaker Heights, OH 44122

(Address of principal executive offices, including zip code)

216-264-0055

(Registrant's telephone number, including area code)

2529 Detroit Ave.

Cleveland, OH 44113

(Former address of principal executive offices, including zip code)

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of November 19, 2021.

MCX Technologies Corporation

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

MCX Technologies Corporation

Consolidated Balance Sheets

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$168,975	$297,965
Accounts receivable	69,992	-
Accrued revenue	142,227	-
Total current assets	381,194	297,965
Long term assets:
Land	85,000	85,000
Fixed Assets	2,209	-
Notes receivable - related party	544,044	726,832
Other assets	11,111	15,190
Total assets	$1,023,558	$1,124,987

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$90,600	$52,214
Deferred revenue	154,292	131,252
Total current liabilities	244,892	183,466
Total liabilities	244,892	183,466
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Additional paid-in capital	6,620,217	6,581,151
Accumulated deficit	(5,841,551)	(5,639,630)
Total shareholders' equity	778,666	941,521
Total liabilities and shareholders' equity	$1,023,558	$1,124,987

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue, net	$240,462	$-	$549,778	$-
Cost of goods sold	191,126	-	311,295	-
Gross profit	49,336	-	238,483	-
Expenses
Salaries and wages	7,952	15,903	39,066	62,262
Contract services	60,640	-	164,901	-
Other general and administrative	79,532	55,543	246,122	230,063
Total expenses	148,124	71,446	450,089	292,325

Net operating income (loss)	(98,788)	(71,446)	(211,606)	(292,325)
Other income (expense)	6,187	7,221	9,685	(1,244)

Income (loss) from continuing operations	(92,601)	(64,225)	(201,921)	(293,569)

Discontinued operations (Note 2)
Income from discontinued operations	-	10,015	-	181,634
Gain on sale of discontinued operations	-	346,138	-	202,376
Total income from discontinued operations	-	356,153	-	384,010

Net income (loss)	$(92,601)	$291,928	$(201,921)	$90,441

Net income (loss) per share-basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations	$-	$0.01	$-	$0.01
Total earnings	$(0.00)	$0.01	$(0.01)	$0.00

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders’ Equity

(unaudited)

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2019	20,426,158	$-	$6,517,885	$(5,595,128)	$922,757
Stock based compensation - stock options			15,730		15,730
Net loss				(165,851)	(165,851)
Balance at March 31, 2020	20,426,158	-	6,533,615	(5,760,979)	$772,636
Stock based compensation - stock options			15,730		15,730
Net loss				(35,636)	(35,636)
Balance at June 30, 2020	20,426,158	-	6,549,345	(5,796,615)	$752,730
Stock based compensation - stock options	-	-	15,903	-	15,903
Net income	-	-	-	291,928	291,928
Balance at September 30, 2020	20,426,158	$-	$6,565,248	$(5,504,687)	$1,060,561

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2020	20,426,158	$-	$6,581,151	$(5,639,630)	$941,521
Stock based compensation - stock options	-	-	15,557	-	15,557
Net loss	-	-	-	(67,393)	(67,393)
Balance at March 31, 2021	20,426,158	-	6,596,708	(5,707,023)	$889,685
Stock based compensation - stock options	-	-	12,825	-	12,825
Net loss	-	-	-	(41,927)	(41,927)
Balance at June 30, 2021	20,426,158	-	6,609,533	(5,748,950)	$860,583
Stock based compensation - stock options	-	-	10,684	-	10,684
Net income	-	-	-	(92,601)	(92,601)
Balance at September 30, 2021	20,426,158	-	6,620,217	(5,841,551)	$778,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(201,921)	$90,441

Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	-	1,500
Gain on disposal of assets held for sale (Note 2)	-	(202,376)
Operating lease ROU asset amortization	-	23,623
Stock compensation expense	39,066	47,363
Changes in operating assets and liabilities:
Accounts receivable	(69,992)	(434,726)
Accrued revenue	(142,227)	-
Other assets	4,079	18,083
Accounts payable and accrued liabilities	38,386	136,420
Lease liability	-	(24,172)
Other current liabilities	-	(1,007)
Deferred revenue	23,040	(28,358)

Net cash used in operating activities	(309,569)	(373,209)

INVESTING ACTIVITIES
Net change in cash from sale of LLC (Note 2)	-	(305,737)
Purchase of fixed assets	(2,209)	-
Cash received from notes receivable - related party	182,788	6,688

Net cash provided by (used in) investing activities	180,579	(299,049)

FINANCING ACTIVITIES
Proceeds from notes payable	-	411,069

Net cash provided by financing activities	-	411,069

Decrease in cash and cash equivalents	(128,990)	(261,189)

Cash and cash equivalents, beginning of period	297,965	588,848

Cash and cash equivalents, end of period	$168,975	$327,659

Supplemental disclosure of cash flow information:
Continuing operations
Interest paid	$-	$199
Non-cash financing and investing activities from continuing operations:
Notes receivable - related party	$-	$756,000
Non-cash financing and investing activities from discontinued operations:
Initial recognition of ROU asset and lease liability	$-	$21,700

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”), was incorporated in the State of California on December 14, 2001. We were established as a customer experience (“CX”) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce costs and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, in connection with the sale of McorpCX, LLC, as described in Note 2 below, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation.  On November 12, 2020, the Company formed The Collective Experience, LLC in Delaware (the “Collective Experience”). The Company is currently providing all of its customer relations management consulting services, which is the Company’s sole revenue generating operation, through the Collective Experience.

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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 infections and health risks, including from variants, continue.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.

As of the date of issuance of these consolidated financial statements for the nine months ended September 30, 2021, the Company has not had any significant financial losses and the Company’s liquidity has not been negatively impacted as a result of the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

The consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2021 and 2020, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2020 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2020, filed on Form 10-K with the SEC on April 15, 2021.  The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the Purchase Agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are to be payable to the Company over a term of 4 or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are to be based on a percentage of the annual revenues of McorpCX LLC.  The note is secured by the Purchaser’s ownership interest in McorpCX LLC.  On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received the initial $100,000 payment and the first four payments in the aggregate amount of $80,000 as of the date of this report.

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

The following table summarizes the major line items for McorpCX, LLC that are included in the income from discontinued operations line item, for the three and nine months ended September 30, 2021 and 2020, respectively, in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue, net	-	519,224	-	2,115,200
Cost of goods sold	-	162,782	-	754,644
Gross profit	-	356,442	-	1,360,556

Expenses	-	244,865	-	1,084,917
Net operating income	-	111,577	-	275,639

Other expense	-	(101,562)	-	(94,005)
Income from discontinued operations	-	10,015	-	181,634
Gain on the sale of discontinued operations	-	346,138		202,376
Income from discontinued operations	-	356,153	-	384,010

There were no assets and liabilities classified as held for sale as of September 30, 2021 or December 31, 2020:

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows, and include the assets and liabilities of discontinued operations as of the August 3, 2020 date of sale of McorpCX, LLC, which are not reflected in the above table. There were no significant capital expenditures and operating noncash items for any periods presented. There was $1,500 depreciation and amortization expense for the nine months ended September 30, 2020, related to assets held by McorpCX LLC. There was no depreciation and amortization expense for the nine months ended September 30, 2021.

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

Note 4: Accrued Revenue

The timing of revenue recognition, invoicing and cash collections affect trade accounts receivable and accrued revenue on the Consolidated Balance Sheets.  Accrued revenue represents revenue on contracts that is recognized according to performance obligations being met and exceeds the amount that has been billed to the customer.  Accrued revenue is separately presented in the Consolidated Balance Sheets.

Note 5: Stock-Based Compensation

Our stock-based compensation plan was originally established in 2008. The shares of our common stock issuable pursuant to the terms of such plan (the “Plan Shares”) could not exceed 30% of any outstanding issue or 2,500,000 shares, whichever was the lower amount.

In December 2015, we adopted a revised share option plan in which Plan Shares cannot exceed 10% of the total issued and outstanding shares at any given time. All stock option grants have an exercise price equal to the fair market value of our common stock on the date of the grant and all option grants have a 10-year term. This share option plan was initially approved by the Company’s shareholders at the annual meeting of shareholders on August 10, 2016 and is required to be re-approved at each subsequent annual meeting of the Company’s stockholders since that date, in accordance with applicable TSX-V rules.

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

The following table summarizes our stock option activity for the nine months ended September 30, 2021:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2020	690,000	$0.23	7.63	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2021	690,000	$0.23	6.88	-
Exercisable at September 30, 2021	690,000	$0.23	6.88	$-

At September 30, 2021, 690,000 stock options were exercisable and $39,066 of total compensation cost related to share-based compensation grants had been recognized for the nine months ended September 30, 2021. There was no unrecognized compensation expense from stock options at September 30, 2021.

There were no options granted during the nine months ended September 30, 2021.

A summary of the status of the Company’s nonvested options as of September 30, 2021, is presented below:

Nonvested options
Number of Shares
Nonvested options at December 31, 2020	230,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	(230,000)
Nonvested options at September 30, 2021	-

Note 6: Going Concern

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

Note 7: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three and nine months ended September 30, 2021 and 2020, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income/(loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 690,000 and 910,000 for the nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations	$(92,601)	$(64,225)	$(201,921)	$(293,569)
Net income from discontinued operations, excluding gain	$-	$356,153	$-	$384,010
Net income (loss)	$(92,601)	$291,928	$(201,921)	$90,441

Basic and diluted weighted average
common shares outstanding	20,426,158	20,426,158	20,426,158	20,426,158

Net income (loss) from continuing operations per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net income from discontinued operations per share, basic and diluted	$-	$0.01	$-	$0.01
Net income (loss) income per share, basic and diluted	$(0.00)	$0.01	$(0.01)	$0.00

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. With the exception of the policy adoptions discussed in Note 3 of the Notes to the Consolidated Financial Statements included with this report, such policies were unchanged during the nine months ended September 30, 2021.

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

The Company formed a wholly owned subsidiary, McorpCX, LLC (“McorpCX LLC”) as a limited liability company in the state of Delaware on December 14, 2017. On August 16, 2018, the Company entered into a contribution agreement with McorpCX LLC pursuant to which the Company transferred to McorpCX LLC all the Company’s assets and liabilities related to the Company’s customer experience consulting business, excluding the underlying technology and databases related thereto which remained with the Company.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received the initial $100,000 payment and the first few payments in the amount of $80,000 as of the date of this report. The note is secured by the Purchaser's ownership interest in McorpCX LLC.

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

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 infections and health risks, including from variants, continue.

The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.

As of the date of issuance of these consolidated financial statements for the nine months ended September 30, 2021, the Company has not had any significant financial losses and the Company’s liquidity has not been negatively impacted as a result of the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

We cannot assure you that we will be able to compete successfully against current or potential competitors, or that competition will not have a material adverse effect on our business, financial condition, and operations.

Sources of Revenue

Prior to the sale of McorpCX, LLC in August 2020, our revenue consisted primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses mostly through the operations of McorpCX LLC. Product revenue was from productized and software-enabled service sales not elsewhere classified.

As of September 30, 2021, our only source of revenue is derived from providing digital transformation services through the Collective Experience that include brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies.

Operating Expenses

Cost of Goods Sold

Cost of goods sold consist primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.

General and Administrative Expenses

General and administrative expenses consist primarily finance and accounting, software subscriptions, insurance, stock compensation expense, client delivery, and sales and marketing. These expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our consolidated financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, as well as having our stock listed on the TSX Venture Exchange in Canada and quoted on the OTC Pink Sheets in the United States.

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

Revenues & Cost of Goods Sold

During the three and nine months ended September 30, 2021, we had $240,462 and $549,778, respectively, in revenue recognized as well as the related cost of goods sold of $191,126 and $311,295, respectively, generated through continuing operations from two customer contracts entered into in the last quarter of 2020 plus an additional six customer contracts entered into in 2021. There was no revenue or cost of goods sold generated through continuing operations for the three and nine months ended September 30, 2020.

			Change from	Percent Change
Net Income (Loss)	2021	2020	Prior Year	from Prior Year
Three Months Ended September 30,	$(92,601)	$291,928	$(384,529)	(132%)
Nine Months Ended September 30,	$(201,921)	$90,441	$(292,362)	(323%)

Net income decreased to a loss of $92,601 for the three months ended September 30, 2021 from a net income of $291,928 for the three months ended September 30, 2020 mostly as a result of $356,153 in income from discontinued operations in the third quarter of 2020. Net operating loss from continuing operations decreased $28,376 to a loss of $92,601 in the current quarter from a net loss from continuing operations of $64,225 in the same quarter of 2020 mostly as a result of revenue generated in 2021 from new operations combined with fewer salaried employees being more than offset by expenses associated with finance and administration services provided by contractors in the first nine months of 2021 compared to the same period of 2020.

We had a net loss of $201,921 for the nine months ended September 30, 2021 compared to a net income of $90,441 for the nine months ended September 30, 2020, which was mostly as a result of $384,010 in income from discontinued operations in the first nine months of 2020. Net loss from continuing operations decreased to a loss of $201,921 for the nine months ended September 30, 2021 from a loss of $293,569 for the nine months ended September 30, 2020 primarily a result of revenue generated in 2021 from new operations combined with fewer salaried employees being more than offset by expenses associated with finance and administration services provided by contractors in the first nine months of 2021 compared to the same period of 2020.

			Change from	Percent Change
Salaries and Wages	2021	2020	Prior Year	from Prior Year
Three Months Ended September 30,	$7,952	$15,903	$(7,951)	(50%	)
Nine Months Ended September 30,	$39,066	$62,262	$(23,196)	(37%	)

Expenses attributable to salaries and wages for the three months ended September 30, 2021 consisted exclusively of stock compensation expense.  The decrease in expenses attributable to salaries and wages in the third quarter of 2021 compared to the same quarter of 2020 was primarily due to the elimination of executive officer salaries and the outsourcing of all staff salaries due to the Company’s internal finance and administration services being provided by contractors in 2021.

Expenses attributable to salaries and wages exclusively consisted of stock compensation expense for the nine months ended September 30, 2021.  The decrease in expenses attributable to salaries and wages in the first nine months of 2021 compared to the same period of 2020 was primarily due to the elimination of executive officer salaries and the outsourcing of all staff salaries due to the Company’s internal finance and administration services being provided by contractors in 2021.

			Change from	Percent Change
Contract Services	2021	2020	Prior Year	from Prior Year
Three Months Ended September 30,	$60,640	$-	$60,640	100%
Nine Months Ended September 30,	$164,901	$-	$164,901	100%

Contract services expenses increased during the three and nine months ended September 30, 2021 and 2020, due to executive, finance and administration services being provided by contractors in 2021, which were provided by salaried employees in 2020.

			Change from	Percent Change
Other General and Administrative	2021	2020	Prior Year	from Prior Year
Three Months Ended September 30,	$79,532	$55,543	$23,989	43%
Nine Months Ended September 30,	$246,122	$230,063	$16,059	7%

Other general and administrative costs increased by $23,989 and $16,059 during the three and nine months ended September 30, 2021 compared same periods in 2020 primarily due to increases in sales and marketing and travel expenses as well as software expenses in 2021 compared to 2020.

			Change from	Percent Change
Other Income (Expense)	2021	2020	Prior Year	from Prior Year
Three Months Ended September 30,	$6,187	$7,221	$(1,034)	(14%)
Nine Months Ended September 30,	$9,685	$(1,244)	$10,929	(879%)

Other income decreased to $6,187 in the three months ended September 30, 2021 compared to $7,221 in other income in the three months ended September 30, 2020 primarily due to the incurrence of some non-recurring expenses coupled with slightly lower interest income from the prior year.

We recognized $9,685 in other income in the nine months ended September 30, 2021 compared to $1,244 in other expenses in the nine months ended September 30, 2020 primarily due to a decrease in state use tax expenses, and an increase in interest on related party notes receivable in the first nine months of 2021 compared to the same period of 2020, as well as the correction of cash reconciliation items booked during the first nine months of 2020.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$168,975	$297,965
Working capital	$136,302	$114,499

Anticipated Uses of Cash

As of September 30, 2021, our cash and cash equivalents had decreased to $168,975 from $297,965 and our working capital increased to $136,302 from $114,499 as of December 31, 2020.

For the nine months ended September 30, 2021 and the year ended December 31, 2020, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the nine months ended September 30, 2021, our primary uses of cash included cash paid to professional staff to support our consulting services, general and administrative support and new business development activities.

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

Cash Flow – Nine months ended September 30, 2021 and 2020

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented.

Operating Activities. Net cash used in operating activities decreased to $309,569 for the nine months ended September 30, 2021 compared to net cash used in operating activities of $373,209 for the nine months ended September 30, 2020. This decrease in cash used in operating activities in 2021 compared to 2020 was primarily due to a $202,376 gain on disposal of McorpCX, LLC in 2020 combined with cash used in connection with increased accounts receivable associated with discontinued operations in 2020 being partially offset by net loss of $201,921 in 2021 as well as an increase in accrued revenue of $142,227 in the first nine months of 2021 compared to the same period of 2020.

Investing Activities. $182,788 in cash received as interest and principal payments on the promissory note from the Purchaser constituted all of the cash provided by investing activities for nine months ended September 30, 2021 offset partially by $2,209 of cash used to purchase fixed assets. There was cash used in investing activities for nine months ended September 30, 2020 due to the net change in cash from the sale of McorpCX, LLC of $305,737 partially offset by cash received from related party notes receivable of $6,688.

Financing Activities. There was no cash provided by, or used in, financing activities for the nine months ended September 30, 2021. For the nine months ended September 30, 2020, the Company had cash provided by financing activities of $411,069 due to proceeds from two promissory notes issued to McorpCX, LLC.  As a result of the sale of McorpCX LLC on August 3, 2020, these notes are no longer a liability of the Company.

Results of Discontinued Operations

Total income from discontinued			Change from	Percent Change
operations	2021	2020	Prior Year	from Prior Year
Three Months Ended September 30,	$-	$356,153	$(356,153)	(100%	)
Nine Months Ended September 30,	$-	$384,010	$(384,010)	(100%	)

There was no income from discontinued operations during the three or nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, total income from discontinued operations was $356,153 and $384,010, respectively.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on September 30, 2021.

Purchases of Equity Securities

During the nine months ended September 30, 2021, there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	Not applicable.

ITEM 6.	EXHIBITS.

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012)
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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of November 2021.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed