Form 10-K
period 2021-12-31
MCX Technologies Corp
filed 2022-04-15
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54918

MCX TECHNOLOGIES CORPORATION.

(Exact name of registrant as specified in its charter)

California	26-0030631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

176 South Capital Blvd. Boise, Idaho 83702

(Address of principal executive offices, including zip code)

(208) 863-6243

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common stock on the OTC Pink Sheets on such date, was approximately $578,998.

At April 14, 2022, 20,426,158 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

	PART I	3

Item 1.	Business.	3
Item 1A.	Risk Factors.	7
Item 1B.	Unresolved Staff Comments.	12
Item 2.	Properties.	12
Item 3.	Legal Proceedings.	12
Item 4.	Mine Safety Disclosure.	12

	PART II	13

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	13
Item 6.	Selected Financial Data.	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 8.	Financial Statements and Supplementary Data.	23
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	24
Item 9A.	Controls and Procedures.	24
Item 9B.	Other Information.	25

	PART III	25

Item 10.	Directors, Executive Officers and Corporate Governance.	25
Item 11.	Executive Compensation.	31
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	35
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	37
Item 14.	Principal Accountant Fees and Services.	38

	PART IV	39

Item 15.	Exhibits and Financial Statement Schedules.	39

Signatures		41

Exhibit Index		39

PART I

ITEM 1.	BUSINESS.

General

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) is a technology company that is focused on developing and/or implementing a Web 3 protocol that is intended to power innovation for the Metaverse, with the goal of connecting the Web 3 virtual worlds with our physical world. This past year, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now transitioning the focus of the Company toward Web 3 technologies.

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

Effective August 3, 2020, the Company sold all of its membership interests in McorpCX, LLC to mfifty, LLC, a California limited liability company controlled by Michael Hinshaw, the President of McorpCX LLC (the “Purchaser”). Since the Company’s professional and related consulting services business, which constituted substantially all of the Company’s operations at the time of the sale of McorpCX LLC, was conducted through McorpCX LLC, the sale of McorpCX LLC represented a strategic shift that we had a major effect on the Company’s operations and financial results.

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC.  The note is secured by the Purchaser's ownership interest in McorpCX LLC. On June 11, 2021, the note was amended whereby the obligor would pay $100,000 principal payment on or before July 1, 2021 and the remaining principal and interest would be paid in installments of $20,000 per month due on the first day of each month.

On November 12, 2020, the Company formed a wholly owned subsidiary, The Collective Experience, LLC (the “Collective Experience”) as a Delaware limited liability company. The Company is currently providing all of its digital transformation and marketing management consulting services, which is the Company’s sole revenue generating operations, through the Collective Experience.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China and has since extensively impacted the global health and economic environment. The outbreak in the United States, as well as the response to COVID-19 by federal, state and local governments could have a continued material adverse impact on economic and market conditions in the United States, which may negatively affect our business and operations. Although the administration of vaccines throughout the United States contributed to the lifting of most restrictive measures, there remains ongoing uncertainty about the impact of COVID-19 variations on infection levels. The re-emergence of significant increases in infection rates could result in governments re-imposing restrictive measures that could reduce or impair economic activity. Consequently, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

As of the date of issuance of these consolidated financial statements for the year ended December 31, 2021, the Company has not had any significant financial losses and the Company’s liquidity has not been negatively impacted as a result of the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

We maintain our primary business address at 176 South Capital Blvd. Boise, Idaho 83702. Our telephone number is (208) 863-6243 and our internet website is www.mcxtechnologies.io. Our registered agent for service of process is Northwest Registered Agents, Inc. The inclusion of our internet address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, amendments to those reports and other Securities and Exchange Commission, or “SEC”, filings are available free of charge at www.sec.gov.

Our common stock trades on the TSX Venture Exchange in Canada under the symbol “MCX” and on the OTC Pink Sheets in the United States under the symbol “MCCX”.

Products and Services

Our primary revenue source in 2021 came from consulting and professional services provided through the Collective Experience, including strategy consulting, digital marketing, data science and process optimization. We now plan to focus on developing and/or acquiring new technology solutions as part of our overall strategy. Our goal is to create a protocol that is able to connect the Metaverse to the physical world. This focus supports our vision as a technology and service provider to virtual and physical Web 3.0 technologies. We are focused on developing platforms that are intended to: 1. Create revenue at every loyalty transaction level between digital and physical interactions, 2. Monetize digital engagement and assets as users interact in both worlds, and 3. Build how users control how data is monetized inside and outside of the Metaverse. We expect to serve a wide variety of industries and customer sizes.

Professional Services

We provide professional and related consulting services through the Collective Experience including strategy, pricing science, data science, digital transformation, customer experience management consulting, implementation, and go-to-market execution in support of these strategies.

These services are intended to help primarily large and medium sized organizations systematically and predictably plan, design and deliver better customer experiences, drive revenue, maximize their return on investment, improve their operational efficiency, and increase customers' adoption of their products and services.

Our Strategy

The Company’s management is now in the process of transitioning the Company to enable it to focus on developing and/or implementing Metaverse and Web 3 platforms. Our vision is to create a protocol to connect the Metaverse to the physical world. This focus supports our vision as a technology and service provider of virtual and physical Web 3.0 technologies.

Competition

There are numerous technology companies seeking ways to enter the Web 3 technologies business.  Additionally, Metaverse, cyber-currency and DeFi have become more readily recognized as method of completing transactions and as such, more competitors are seeking to enter this marketplace. These technologies are subject to rapidly changing technological developments, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing and sales activities of other industry participants.

Many competitors exist in the overlapping areas of Web 3 and traditional digital marketing, data analytics, digital transformation, cyber-currency and decentralized finance software services and consulting. Many of our current and potential competitors have a significantly larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support, and other resources than we have. As a result, many of our competitors can respond more quickly than we can to new or changing opportunities and technologies, and may devote greater resources to the marketing, promotion and sale of their products than we can.

We believe it is highly likely that existing and new competitors will rapidly acquire significant market share, which would negatively impact our ability to effectively market, compete and sell our products and services we are currently developing into the markets in which such competitors operate.

Dependence on Major Customers

As of December 31, 2021, we had six active customers, and there are no assurances that we will be able to expand our customer base.

Intellectual Property

We rely on intellectual property laws, contractual arrangements, such as assignment, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the technology and intellectual property used in our business.

As of December 31, 2021, we do not own any trademarks or service marks, patents or other intellectual property assets.

Insurance

We maintain general liability, commercial auto, and insurance policies and separate insurance coverage for its directors and officers.

Employees

At the end of 2021 we had no full-time or part-time employees and three independent contractors. We have never experienced any employment-related work stoppages and none of our independent contractors are represented by a labor union or collective bargaining agreements. We intend to hire more employees and independent contractors on an as-needed basis.

Offices

We have one business addresses. Our headquarters is located at 176 South Capital Blvd. Boise, ID 83702.

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

Following the sale of McorpCX LLC, the Company’s profitability and growth will depend on the success of the Company’s planned development of its Web 3 technologies business, which is subject to a variety of business risks and uncertainties.

Because prior to the sale of McoprCX, LLC in 2020, the Company’s operations primarily consisted of professional and related consulting services conducted through McorpCX, LLC, as result of the sale of McorpCX, LLC, the Company is required to develop a new business line in order to generate revenues. During 2021, through the Company’s subsidiary The Collective Experience LLC, the Company generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. However, the Company is now focused on developing a Web 3 technologies business. Any evaluation of our Web 3 technologies business and our prospects going forward must be considered in light of the risks and uncertainties stated above, as well as the following:

☐	the ability to establish new relationships with clients; and

☐	the ability to fund required capital costs needed for investment in the Web 3 technologies business;

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

During the years ended December 31, 2021 and 2020, we incurred net operating losses of $359,536 and $427,498, respectively. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to develop new products and services and to retain and expand our existing customer base.

Since prior to the sale of McorpCX, LLC in August 2020, all of the Company’s revenues were generated through the operations of McorpCX, LLC, subsequent to the sale of McorpCX, LLC, the Company has had to develop new sources of revenues. During 2021, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. However, the Company is now focused on developing a Web 3 technologies business. Although the Company’s management is now focused on developing a Web 3 technologies business, as of the date of this report, revenues from the Company’s operations are minimal and there is no assurance that we will be able to attract the necessary employees, independent contractors and other resources required to develop our Web 3 technology platform to a level where we would be able to generate sufficient revenues to support the growth of our operations.

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

The Company’s ability to execute its strategy following the closing of the sale of McorpCX LLC in August 2020 requires that the Company retain and recruit personnel with technology services experience. There are no assurances that the Company will be able to find and/or be able to recruit qualified personnel required to build the Company’s Web 3 technologies business, and if the Company is not able to recruit such personnel the Company may not be able to successfully grow its M3 Technologies business and consequently may not develop a revenue generating business.

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

Our ability to maintain operations is predicated upon us being retained to provide technology enabled products and services. As of December 31, 2021, we only had 6 active clients for 8 projects, and there are no assurances that we will be able to expand our customer base. If we are unable to attract and maintain an adequate customer base to generate revenues, we will have to suspend or cease operations.

The market for our products and services is evolving rapidly

We are engaged in a new and rapidly evolving business, and consequently we may experience rapid shifts in demands for our products and services. These changes in demand may result from a number of factors, including, without limitation, changes in the perceived benefits of or need for our services. These changes in demand may adversely impact on our ability to earn revenues and achieve profitability.

We face intense competition for our products and services

There are numerous technology companies are seeking ways to support these efforts enter the Web 3 technologies business. Additionally, Metaverse, cyber-currency and DeFi have become more readily recognized as method of completing transactions and as such, more competitors are seeking to enter this marketplace. These technologies are subject to rapidly changing technological developments, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing and sales activities of other industry participants

Many competitors exist in the overlapping areas of Web 3 and traditional digital marketing, data analytics, digital transformation, cyber-currency and decentralized finance software services and consulting. Many of our current and potential competitors have a significantly larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support, and other resources than we have. As a result, many of our competitors can respond more quickly than we can to new or changing opportunities and technologies, and may devote greater resources to the marketing, promotion and sale of their products than we can.

We have limited access to financing and capital to fund our operations

We primarily generate cash to fund our business operations from our business operations and from the proceeds from the sale of McorpCX, LLC in August 2020. However, since we have incurred net losses in each of 2020 and 2021, there is no assurance that our cash from operations will be sufficient to fund our business operations on an ongoing basis. Accordingly, we may require additional financing to continue our operations. We do not have any arrangements in place for any future debt or equity financing and there is no assurance that any financing would be available to us if required.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

For the years ended December 31, 2021 and 2020 the Company had a net loss of $360,678 and $44,502, respectively. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common shares.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles. Management determined that this was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. See Item 9A Controls and Procedures – Internal Control Over Financial Reporting for more information. Although management has taken steps in 2021 to address the deficiencies in our internal controls, the Company currently does not have sufficient internal controls over financial reporting which could limit investment in the Company’s securities and expose the Company to SEC fines or administrative sanctions.

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

Our corporate headquarters, located at 176 South Capital Blvd. Boise, ID 83702 is a leased space, which we lease on a month-to-month basis for $100 a month.

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

Holders

There are 41 holders of record for our common stock as of April 14, 2022 and there are a total of 20,426,158 shares of common stock outstanding as of such date. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2021 with respect to compensation plans under which shares of our common stock may be issued.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

During the three months ended December 31, 2021, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

Overview

We are a Web 3 company focused on powering innovation for the Metaverse. The Company is dedicated to delivering experiences that connect the Web 3 virtual worlds and our physical world. During 2021, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now in the process of transitioning the focus of the Company toward the development and/or implementation of Web 3 technologies.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received the initial $100,000 payment and the first few payments in the amount of $100,000 as of the date of this report. The note is secured by the Purchaser's ownership interest in McorpCX LLC.

Our vision is to create a protocol to connect the Metaverse to the Physical world. We see a decentralized approach where there is personalized value exchange between individuals, brands and peer to peer. This focus supports our vision as a technology and service provider to virtual and physical Web 3.0 technologies. MCX sees the future building on top of Web 3.0 platforms to connect the metaverse to the physical worlds. We believe these platforms will: 1. Create revenue at every loyalty transaction level between digital and physical interactions, 2. Monetize digital engagement and assets as users interact in both worlds, and 3. Build how users control how data is monetized inside. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we may require financing to pursue these strategies that are beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategy identified by our board of directors.

On November 12, 2020, the Company formed The Collective Experience, LLC in Delaware (the “Collective Experience”). The Company is currently providing all of its customer relations management consulting services, which is the Company’s sole revenue generating operations, through the Collective Experience.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China and has since extensively impacted the global health and economic environment. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 infections and health risks, including from variants, continue. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these consolidated financial statements for the year ended December 31, 2021, the Company has not had any significant financial losses and the Company’s liquidity has not been negatively impacted as a result of the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

Sources of Revenue

Prior to the sale of McorpCX, LLC in August 2020, our revenue consisted primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses mostly through the operations of McopCX LLC. Product revenue was from productized and software-enabled service sales not elsewhere classified.

As of December 31, 2021, our only source of revenue is derived from providing digital transformation services through the Collective Experience that includes brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies.

Operating Expenses

Cost of Goods Sold

Cost of goods sold consist primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.

General and Administrative Expenses

General and administrative expenses consist primarily of finance and accounting, software subscriptions, insurance, stock compensation expense, client delivery, and sales and marketing. These expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our consolidated financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, as well as having our stock listed on the TSX Venture Exchange in Canada and quoted on the OTC Pink Sheets in the United States.

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

Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates. We believe that the assumptions and estimates associated with revenue recognition have the greatest potential impact on our consolidated financial statements.

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

Revenues & Cost of Goods Sold

During the year ending December 31, 2021, we had $752,167 in revenue recognized as well as the related cost of goods sold of $380,247 generated through continuing operations from six customer contracts entered into in 2021 and two customer contracts that carried over from 2020. During the year ending December 31, 2020, we had $47,933 in revenue recognized as well as the related cost of goods sold of $45,425 generated through continuing operations from two customer contracts entered into in the last quarter of 2020.

	Year Ended		Change from	Percent Change
	2021	2020	Prior Year	from Prior Year
Net Operating Loss	$(359,536)	$(427,498)	$67,962	(16%)

For the year ended December 31, 2021 we had net operating loss of $359,536 compared to a net operating loss of $427,498 in 2020. The decrease in net operating loss in 2021 compared to 2020 was primarily a result of revenue generated in the fourth quarter of 2020 from new operations being more than offset by a full year of revenues generated from new operations in 2021.

Net loss increased to $360,678 for the year ended December 31, 2021 from a net loss of $44,502 in 2020, mostly as a result of $181,634 in income from discontinue operation of McorpCX, LLC in the 2020 combined with the $202,376 gain on disposal of McorpCX, LLC in 2020 and there were no such activities from discontinued operations in 2021.

	Year Ended		Change from	Percent Change
	2021	2020	Prior Year	from Prior Year
Salaries and Wages	$39,066	$81,172	$(42,106)	(52%)

Expenses attributable to salaries and wages decreased by $42,106 during the year ended December 31, 2021 compared to 2020 primarily due the outsourcing of our bookkeeping function in 2021 which resulted in compensation expenses in 2021 solely consisting of stock compensation expenses related to the vesting of previously granted options.

	Year Ended		Change from	Percent Change
	2021	2020	Prior Year	from Prior Year
Contract Services	$291,411	$22,375	$269,036	1,202%

Contract services expenses increased during the year ended December 31, 2021 compared to 2020 primarily due to administration services, corporate and investor relations expenses, accounting, marketing, and business development and sales expenses provided by contractors in 2021, which were not required in 2020.

	Year Ended		Change from	Percent Change
	2021	2020	Prior Year	from Prior Year
Other General and Administrative	$400,979	$326,459	$74,520	23%

Other general and administrative costs increased by $74,520 during the year ended December 31, 2021 compared to 2020 primarily due to increases in expenses related to computers and software, rent, sales and marketing, travel, insurance and repairs and maintenance partially offset by decreases in professional fees and administration.

	Year Ended		Change from	Percent Change
	2021	2020	Prior Year	from Prior Year
Other expense	$1,142	$1,014	$128	13%

Other expenses were consistent year over year and primarily consisted of state use tax expenses being partially offset by interest on related party notes receivable.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$51,393	$297,965
Working capital	$49,542	$114,499

Anticipated Uses of Cash

As of December 31, 2021, our cash and cash equivalents and working capital had decreased to $51,393 and $49,542, respectively, from $297,965 and $114,499 as of December 31, 2020.

For the year ended December 31, 2021 and 2020, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC that took place in 2020. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the year ended December 31, 2021, our primary uses of cash included third party contractors to support our consulting services, general and administrative expenses to support new business development activities.

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

Cash Flow for the Years Ended December 31, 2021 and 2020

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows. There were no significant capital expenditures and operating noncash items for any periods presented.

Operating Activities. Net cash used in operating activities increased to $488,037 for the year ended December 31, 2021 compared to net cash used in operating activities of $425,384 in 2020. This increase in cash used in operating activities in 2021 compared to 2020 was primarily due to the $316,176 increase in net loss from 2020 to 2021 combined with cash used from greater increases in deferred revenue in 2021 compared to 2020 being partially offset by cash provided by a $202,376 gain on disposal of McorpCX, LLC in 2020.

Investing Activities. There was cash provided by investing activities of $241,465 for the year ended December 31, 2021 due to cash received from the related party notes receivable issued in connection with the sale of McorpCX, LLC. In 2020, the net change in cash from the sale of McorpCX, LLC of $305,736 was partially offset by $29,168 in cash received from the promissory note issued in connection with the sale of McorpCX, LLC , which contributed to cash used in investing activities of $276,568.

Financing Activities. There was no cash provided by or use in financing activities for the year ended December 31, 2021. In the prior year, the Company had cash provided by financing activities due to $411,069 cash proceeds received from the PPP Note and EIDL Note (each defined below) and $100,000 cash proceeds from a related party note during the year ended December 31, 2020.

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

Results of Discontinued Operations

	Year Ended		Change from	Percent Change
	2021	2020	Prior Year	from Prior Year
Income from discontinued operations	$-	$384,010	$(384,010)	(100.00%)

During the year ended December 31, 2020, total income from discontinued operations was $384,010 mostly as a result of $181,634 in income from the discontinued operations of McorpCX, LLC in 2020 combined with $202,376 in net proceeds from the sale of McorpCX, LLC being recognized as a gain on disposal of McorpCX, LLC in 2020. There was no income from discontinued operations during the year ended December 31, 2021.

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

MCX Technologies Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

MCX Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MCX Technologies Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity , and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2016.

Houston, Texas

April 15, 2022

MCX Technologies Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$51,393	$297,965
Accounts receivable	170,874	-
Total current assets	222,267	297,965
Long term assets:
Land	85,000	85,000
Notes receivable - related party	485,367	726,832
Other assets	-	15,190
Total assets	$792,634	$1,124,987

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$163,980	$52,214
Deferred revenue	8,745	131,252
Total current liabilities	172,725	183,466
Total liabilities	172,725	183,466
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Additional paid-in capital	6,620,217	6,581,151
Accumulated deficit	(6,000,308)	(5,639,630)
Total shareholders' equity	619,909	941,521
Total liabilities and shareholders' equity	$792,634	$1,124,987

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

	Year Ended
	December 31,
	2021	2020

Revenue, net	$752,167	$47,933
Cost of goods sold	380,247	45,425
Gross profit	371,920	2,508
Expenses
Salaries and wages	39,066	81,172
Contract services	291,411	22,375
Other general and administrative	400,979	326,459
Total expenses	731,456	430,006

Net operating loss	(359,536)	(427,498)
Other expense	(1,142)	(1,014)

Loss from continuing operations	(360,678)	(428,512)

Discontinued operations (Note 2)
Income from discontinued operations	-	181,634
Gain on sale of discontinued operations	-	202,376
Total income from discontinued operations	-	384,010

Net loss	$(360,678)	$(44,502)

Net loss per share-basic and diluted:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$-	$0.02
Total earnings	$(0.02)	$(0.00)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2019	20,426,158	$-	$6,517,885	$(5,595,128)	$922,757
Stock based compensation - stock options	-	-	63,266	-	63,266
Net loss	-	-	-	(44,502)	(44,502)
Balance at December 31, 2020	20,426,158	$-	$6,581,151	$(5,639,630)	$941,521
Stock based compensation - stock options	-	-	39,066	-	39,066
Net loss	-	-	-	(360,678)	(360,678)
Balance at December 31, 2021	20,426,158	$-	$6,620,217	$(6,000,308)	$619,909

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,678)	$(44,502)

Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	-	1,500
Gain on disposal of assets held for sale (Note 2)	-	(202,376)
Operating lease ROU asset amortization	-	23,622
Stock compensation expense	39,066	63,266
Changes in operating assets and liabilities:
Accounts receivable	(170,874)	(434,726)
Other assets	15,190	12,052
Accounts payable and accrued liabilities	111,766	78,065
Lease liability	-	(24,172)
Other current liabilities	-	(1,007)
Deferred revenue	(122,507)	102,894

Net cash used in operating activities	(488,037)	(425,384)

INVESTING ACTIVITIES
Net change in cash from sale of LLC (Note 2)	-	(305,736)
Cash received from notes receivable - related party	241,465	29,168

Net cash provided by (used in) investing activities	241,465	(276,568)

FINANCING ACTIVITIES
Proceeds from notes payable	-	411,069

Net cash provided by financing activities	-	411,069

Decrease in cash and cash equivalents	(246,572)	(290,883)

Cash and cash equivalents, beginning of period	297,965	588,848

Cash and cash equivalents, end of period	$51,393	$297,965

Supplemental disclosure of cash flow information:
Continuing operations
Interest paid	$-	$199

Non-cash financing and investing activities from discontinued operations:
Notes receivable - related party	$-	$756,000

Non-cash financing and investing activities from continuing operations:
Initial recognition of ROU asset and lease liability	$-	$21,700

The accompanying notes are an integral part of these consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 & 2020

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) is a Web 3 company focused on powering innovation for the Metaverse. The company is dedicated to delivering experiences that connect the web 3 virtual worlds and our physical worlds. During 2021, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now transitioning the focus of the Company toward Web 3 technologies. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, in connection with the sale of McorpCX, LLC, as described in Note 2 below, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation. On November 12, 2020, the Company formed The Collective Experience, LLC in Delaware (the “Collective Experience”). The Company is currently providing all of its customer relations management consulting services, which is the Company’s sole revenue generating operation, through the Collective Experience.

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

As of the date of issuance of these consolidated financial statements for the years ended December 31, 2021, the Company has not had any significant financial losses and the Company’s liquidity has not been negatively impacted as a result of the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the Purchase Agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are to be payable to the Company over a term of four or more years. Monthly principal payments to the Company are initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are to be based on a percentage of the annual revenues of McorpCX LLC.  The note is secured by the Purchaser’s ownership interest in McorpCX LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received the initial $100,000 payment and the first five payments in the aggregate amount of $100,000 as of the date of this report.

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

The following table summarizes the major line items for McorpCX, LLC that are included in the income from discontinued operations line item in the Consolidated Statements of Operations:

	Year Ended December 31,
	2021	2020

Revenue, net	-	2,115,200
Cost of goods sold	-	754,644
Gross profit	-	1,360,556

Expenses	-	1,084,917
Net operating income	-	275,639

Other expense	-	(94,005)
Income from discontinued operations	-	181,634
Gain on the sale of discontinued operations		202,376
Income from discontinued operations	-	384,010

The cash flows related to discontinued operations have not been segregated and are included in the Consolidated Statements of Cash Flows, and include the assets and liabilities of discontinued operations as of the August 3, 2020 date of sale of McorpCX, LLC, which are not reflected in the above table. There were no significant capital expenditures and operating noncash items for any periods presented. There was $1,500 depreciation and amortization expense for the year ended December 31, 2020, related to assets held by McorpCX LLC. There was no depreciation and amortization expense for the year ended December 31, 2021.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not require collateral, and do not bear interest. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as bankruptcy and significantly aged receivables outstanding. No allowance for doubtful accounts is required to be recognized as of December 31, 2021 and 2020.

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

The Company’s consolidated financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The Company does not have any financial instruments that are required to be fair valued on a recurring basis as of December 31, 2021 and 2020.

Advertising Expense

Advertising is expensed as incurred. There was $22,794 of advertising expense during the twelve months ended December 31, 2021. During the twelve months ended December 31, 2020 there was no advertising expense incurred.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company adopted Topic 326 on January 1, 2021 and the adoption had no impact on the Company’s consolidated financial statements. The Company reviewed other newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.

Note 4. Revenues

Consulting Service Revenues

As of December 31, 2021, our only source of revenue from continued operations is derived from engagements managed within our wholly owned subsidiary, The Collective Experience LLC (“TCE”) that is providing digital Transformation services include brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies. The consulting services are contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognizes revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel and other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis. In addition, some clients will enter into annual or long-term contracts that will have a monthly retainer for general consulting and project services. The revenue for these engagements is recognized on straight-line basis monthly during the term of the contract.

Accrued Revenues

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

During the twelve months ended December 31, 2021 there was $131,252 revenue recognized related to our contract liabilities included in deferred revenue of $131,252 at December 31, 2020 from continuing operations. During the twelve months ended December 31, 2020 there was no revenue recognized related to our contract liabilities included in deferred revenue at December 31, 2019 from continuing operations.

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

The following table summarizes our stock option activity for the twelve months ended December 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	690,000	$0.23	7.63	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2021	690,000	$0.23	6.63	-
Exercisable at December 31, 2021	690,000	$0.23	6.63	$-

Unvested	-

At December 31, 2021, 690,000 stock options were exercisable and $39,066 of total compensation cost related to share-based compensation grants had been recognized for the year ended December 31, 2021. There was no unrecognized compensation expense from stock options at December 31, 2021.

There were no options granted during the year ended December 31, 2021.

A summary of the status of the Company’s nonvested options as of December 31, 2021, is presented below:

Nonvested options

Number of
Shares
Nonvested options at December 31, 2020	230,000
Granted	-
Exercised	-
Cancelled	-
Forfeited or expired	-
Vested	(230,000)
Nonvested options at December 31, 2021	-

Note 6: Concentrations

As of December 31, 2021, sales consisted of eight projects for six clients. Sales are made without collateral and the credit-related losses have been insignificant or non-existent. Accordingly, there is no provision made to include an allowance for doubtful accounts.

Note 7: Commitments and Contingencies

Leases

Our corporate headquarters, located at 176 South Capital Blvd., Boise, Idaho 83702 is a leased space, which we lease on a month-to-month basis for $100 a month.

Note 8. Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. At December 31, 2021 and 2020 net deferred tax assets were fully offset by a valuation allowance. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2017 and for state examinations by tax authorities for years before 2016.

As of December 31, 2021, the Company has net operating loss carry-forwards of approximately $5,500,000 that will begin to expire in 2033. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2021	2020
Net operating losses	$1,500,000	$1,400,000
Less: valuation allowance	(1,500,000)	(1,400,000)
Net deferred tax assets	$-	$-

Note 9. Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the twelve months ended December 31, 2021 and 2020, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 690,000 for the twelve months ended December 31, 2021 and 2020.

The computations for basic and diluted net loss per share are as follows:

	Year Ended December 31,
	2021	2020
Net loss from continuing operations	$(360,678)	$(428,512)
Net income from discontinued operations, excluding gain	$-	$384,010
Net loss	$(360,678)	$(44,502)

Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158

Net loss from continuing operations per share, basic and diluted	$(0.02)	$(0.02)
Net income from discontinued operations per share, basic and diluted	$-	$0.02
Net loss income per share, basic and diluted	$(0.02)	$(0.00)

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

Note 11. Subsequent Events

On January 27, 2022, Matthew Kruchko and Nii Quaye resigned from the Board of Directors of the Company. In connection with their resignation, the Board agreed to modify their stock option agreements whereby each Mr. Kruchko and Mr. Quaye were granted an additional 18 month period of time to exercise their stock options. In making this amendment, each Mr. Kruchko and Mr. Quaye acknowledge that the options may no longer be qualified for ISO tax treatment in the USA.

On March 28, 2022, the Company completed the sale of a piece of vacant land that it owned. The sale price for the property was $90,000 less commissions and fees.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As of December 31, 2021, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2021.

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

Changes in internal controls over financial reporting

We experienced some changes in internal controls some of which resulted in the aforementioned material weaknesses. These changes were primarily due to significant turnover of our executive officers during the year ended December 31, 2021.

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our directors will serve until their successor is elected and qualified. Our officers serve at the pleasure of the Company’s board of directors (the “Board”). The Board has no nominating or compensation committees.

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Christopher Rowlison	53	Chief Executive Officer and Director
176 South Capital Blvd
Boise, ID 83702

Gregg Budoi	57	Interim Chief Financial Officer and Director
176 South Capital Blvd
Boise, ID 83702

Susan Olsen	50	Director
176 South Capital Blvd
Boise, ID 83702

Matthew Kruchko	51	President
176 South Capital Blvd
Boise, ID 83702

Shone Anstey	49	Director
176 South Capital Blvd
Boise, ID 83702

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

There are no family relationships between any of our directors or executive officers.

As of January 27, 2022, Mr. Nii Quaye and Mr. Matthew Kruchko resigned from the Company’s Board of Directors, and our Board of Directors subsequently appointed Ms. Susan Olsen and Mr. Shone Anstey to the Board of Directors to fill the vacancy created by these resignations.

Background of Officers and Directors

Christopher Rowlison – Chief Executive Officer and Director

Mr. Rowlison has served as the Company’s Chief Executive Officer since December 10, 2021 and a director on the Board since November 11, 2020. From September 2018 to the present, Mr. Rowlison has served as the President of Liquid Agency, a Brand Experience Agency based in Silicon Valley. Prior to that, Mr. Rowlison was at Wire Stone, LLC where he spent 15 years in various positions, including Senior Vice President & Chief Client Officer from 2002 to 2017. Previously, Mr. Rowlison was Senior Director, Emerging Marketing Solutions for Hewlett-Packard from 2000 to 2002.

The Board believes Mr. Rowlison brings to the Board an extensive background in the customer experience industry.

Matthew Kruchko – President

Mr. Kruchko has been the Company’s President since February 3, 2020 and was also the Company’s Chief Executive Officer from February 3, 2020 to December 10, 2021. Mr. Kruchko also served as a director on the Company’s Board of Directors from August 2017 to January 2022. Since 2016, Mr. Kruchko has been a principal and the Chief Strategy Officer of Connect Brands, Inc., a San Francisco based marketing and advertising company. He has also been a member of the board of directors of that company since 2016. Previously, from 2007 to 2015 he was a Managing Director and a member of the board of directors of Applied Storytelling, a brand consultancy/strategy firm, and was previously Executive Vice President of Strategy and Global Marketing for the UK-based SaaS software company Kalibrate Technologies PLC from 2014 to 2015. Mr. Kruchko studied finance and marketing at the University of Southern Maine and is currently an advisory board member for the Detroit Creative Corridor Center (DC3).

Gregg Budoi – Interim Chief Financial Officer and Director

Gregg Budoi has been a director since August 2018 and our Interim Chief Financial Officer since January 15, 2021. Mr. Budoi has previously served as the Company’s Interim President and Chief Executive Officer from both August 16, 2018 to June 7, 2019 as well as from September 30, 2019 to February 3, 2020. Previously, Mr. Budoi served as the Company’s Interim Chief Financial Officer from September 26, 2017 to November 6, 2018. Prior to becoming the Company’s Interim Chief Financial Officer, Mr. Budoi was from 2014 to 2017 the Chief Financial Officer and member of the Board of Directors of Kalibrate Technologies Plc, a London Stock Exchange (AIM) listed SaaS software and consulting company. Prior to that, from 2007 to 2014 he was a co-founder and former President and CEO of EZ Energy USA, Inc. an Israeli company that operated 69 gas & convenience stores. Mr. Budoi has also been Managing Director at Barnes Wendling Corporate Finance, LLC, a financial advisory firm where from 2006 to 2007 he established a corporate finance advisory services platform and completed several corporate restructurings as well as M&A and capital raising transactions. Prior to that, he was Chief Executive Officer of his own financial advisory firm, Budoi & Company, Inc. from 2003 to 2006 and was from 1999 to 2003 the Chief Financial Officer, Vice President Finance and Treasurer of Dairy Mart Convenience Stores, Inc., where he led the strategic evaluation and recapitalization process for this publicly traded chain of over 850 convenience stores. Mr. Budoi holds a BS in Business Administration/Finance from Ohio State University, and a Master of Business Administration from Cleveland State University.

The Board believes Mr. Budoi brings to the Board extensive executive management experience from several public and private companies, as well as significant experience in the SaaS software industry.

Shone Anstey - Director

Shone Anstey has been a director since January 27, 2022. Mr. Anstey is the CEO and Founder of LQwD FinTech Corp (TSXV: LQWD), the world's first public Bitcoin Lightning Network company, where he brings over 20 years of experience as a tech entrepreneur in regtech, analytics, data centers, and cryptocurrency. Mr. Anstey has been engaged with Bitcoin since 2012, has acted as technology lead for an industrial Bitcoin mine and Bitcoin mining pool, and is a Certified Cryptocurrency Investigator. In addition, Mr. Anstey is an advisor to the British Columbia Securities Commission through their Fintech Advisory Forum composed of industry experts consulting with the BCSC on Fintech trends and issues. Mr. Anstey is a Co-Founder of BIGG Digital Assets (CSE: BIGG | OTCQX: BBKCF), responsible for bringing the team together in 2015 and originating the company's core Regtech compliance products QLUE, BitRank Verified.

The Board believes Mr. Anstey brings to the Board significant public market finance and technology experience with several technology organizations.

Susan Olsen – Director

Susan Olsen has been a director since January 27, 2022. Ms. Olsen is the CFO/COO of Hawley Troxel Partners law firm since 2001. Ms. Olsen guides Hawley Troxel’s business objectives, culture, and the ethical requirements of the legal profession and is responsible for all financial and operational functions of the 75+ attorney law firm. Ms. Olsen is a Certified Legal Manager, holds a Master of Business Administration degree from Boise State University, and a Bachelor of Science degree in Business Administration from the Lewis Clark State College.

The Board believes Ms. Olsen brings to the Board significant business and organizational management experience.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Rowlison, Mr. Kruchko, Mr. Budoi, Mr. Anstey and Ms. Olsen have not been the subject of the following events:

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

Audit Committee Financial Expert

Our Board has determined that Mr. Anstey and Ms. Olsen are independent directors under the standards established by the NASDAQ Stock Market and Ms. Olsen qualifies as an "audit committee financial expert" as defined in applicable SEC rules.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, with the exception of a Form 3 required to be filed by Susan Olsen and a Form 3 required to be filed by Shone Anstey, each of which have yet to be filed, all officers, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company has yet to enter an employment agreement with any of the Company’s named executive officers.

The following table sets forth information with respect to compensation paid by us to our “named executive officers” (which includes our principle executive officer or “PEO” and our two highest compensated officers in 2021 outside of our PEO) for each of the last two years as well as all persons who served as our PEO during 2021, but were not serving in such position at the end of such year. Other than Matthew Kruchko, no other executive officer of the Company received total compensation in 2021 in excess of $100,000, and thus disclosure is not required for any other person other than for the persons below.

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Christopher Rowlison,	2021	0	0	0	0	0	0	0	0
Chief Executive Officer	2020	0	0	0	0	0	0	0	0

Gregg Budoi,	2021	0	0	0	0	0	0	0	0
Former Chief Executive Officer and current Interim Chief Financial Officer [1]	2020	0	0	0	0	0	0	0	0

Matthew Kruchko,	2021	99,000 (2)	0	0	0	0	0	0	99,000
President The Collective Experience LLC Former Chief Executive Officer	2020	0	0	0	0	0	0	0	0

[1]	Mr. Budoi was appointed our Interim Chief Financial Officer on January 15, 2021 and served as our Interim Chief Executive Officer until February 3, 2020
[2]	Mr. Kruchko received $99,000 in consulting fees in 2021

The following table sets forth information with respect to compensation paid by us to our non-employee directors (all directors except for Mr. Kruchko and Mr. Budoi) during the last completed fiscal year ended December 31, 2021.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Nii Quaye	0	0	0	0	0	0	0
Christopher Rowlison	0	0	0	0	0	0	0
Barry MacNeil(1)	0	0	0	0	0	0	0

(1)	Mr. MacNeil resigned from the Board on January 15, 2021.

Non-employee members of our board of directors may receive stock options granted under the Company’s Amended and Restated Stock Option Plan (the “Plan”) as consideration for their services on our board of directors. Should any director be awarded option grants the amount of those grants would be proportionate to their level of involvement with the activities of the board of directors (meeting attendance, service on committees, etc.). Additionally, in August 2017, the Company decided to pay a $2,500 monthly fee to our non-employee directors in consideration for their service on our board of directors. As of January 1, 2019, Mr. Quaye agreed that he would no long receive any monthly compensation to participate on the Board and no fees were paid to any of our non-employee directors during 2020 and 2021.

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

The following table sets forth information with respect to outstanding equity awards held by our named executive officers at December 31, 2021.

Outstanding Equity Awards at December 31, 2021
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gregg Budoi	290,000	0	0	$0.23	8/16/2028	0	0
Matthew Kruchko	200,000	0	0	0.23	8/16/2028	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 14, 2022, the total number of shares owned beneficially by each of our directors, director nominees and named executive officers, individually and directors and all executive officers as a group, and the present owners of 5% or more of our total outstanding shares of common stock.  Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the number of shares held and the percentage ownership of such each individual but are not treated as outstanding for purposes of computing the percentage ownership of others.

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

Applicable percentage ownership is based on 20,426,158 shares of common stock outstanding as of April 14, 2022.

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number		%
Christopher Rowlison	0		*
176 South Capital Blvd.
Boise, ID 83702

Gregg Budoi	290,000	[1]	1.40%
176 South Capital Blvd.
Boise, ID 83702

Matthew Kruchko	200,000	[2]	*
176 South Capital Blvd.
Boise, ID 83702

Shone Anstey	0		*
176 South Capital Blvd.
Boise, ID 83702

Susan Olsen	0
176 South Capital Blvd.
Boise, ID 83702

All officers and directors as a group (5 individuals)	490,000		2.34%

Alex Guidi	2,762,302	[3]	13.52%
2040 – 885 West Georgia Street
Vancouver, British Columbia V6C 3E8

Eva Lundin	2,900,000	[4]	14.20%
6 Rue de Rive
1204 Geneva, Switzerland

Peter Loretto	1,443,262	[5]	7.07%
350-6165 HWY 17
Delta British Columbia V4K 5B8

Michael Hinshaw	5,200,000		25.46%
176 South Capital Blvd.
Boise, ID 83702

*Represents beneficial ownership of less than 1%.

[1]	Includes 290,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of April 5, 2022.

[2]	Includes 200,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable within 60 days of April 5, 2022.

[3]	Based on Schedule 13D filed by the reporting person with the SEC on February 24, 2016.

[4]	Based on Schedule 13G filed by the reporting person with the SEC on February 18, 2016.

[5]

Based on Schedule 13G filed by the reporting person with the SEC on February 11, 2016. Mr. Loretto has sole voting and dispositive power over 1,425,000 shares of our common stock and has shared voting and dispositive power over the remaining 18,262 shares of our common stock he beneficially owns.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

The Company did not engage in any transactions with related parties requiring disclosure under Item 404 of Regulation S-K under the Securities Act since January 1, 2021 and there are currently no such transactions proposed.

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

Independence of Directors

Our shares of common stock are not listed on a national securities exchange or an inter-dealer quotation system that requires that a majority of our Board of Directors consist of independent directors. Under these circumstances, the rules of the SEC require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that Mr. Anstey and Ms. Olsen are independent directors under standards established by the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table presents fees for professional audit services for the audit of the Company’s annual consolidated financial statements for fiscal year 2021 and 2020 and fees billed for other services rendered during 2021 and 2020.

	Fiscal 2021	Fiscal 2020
	MaloneBailey	MaloneBailey
Type of Service/Fee
Audit Fees (1)	$64,000	$71,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended Articles of Incorporation	10-Q	08/14/20	3.6

3.7	Amended and Restated Bylaws	10-Q	08/14/20	3.7

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

4.2	Description of Common Stock	10-K	03/27/20	4.2

10.3	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

14.1	Code of Ethics	10-K	03/27/13	14.1

21.1	Subsidiaries				X

23.1	Consent of MaloneBailey LLP				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension – Schema.				X

101.CAL	InlineXBRL Taxonomy Extension – Calculations.				X

101.DEF	Inline XBRL Taxonomy Extension – Definitions.				X

101.LAB	Inline XBRL Taxonomy Extension – Labels.				X

101.PRE	Inline XBRL Taxonomy Extension – Presentation.				X

104	104 Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2022.

MCX TECHNOLOGIES CORPORATION.

BY:	/s/ CHRISTOPHER ROWLISON
Christopher Rowlison
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER ROWLISON	Chief Executive Officer (Principal Executive Officer), and Director	April 15, 2022
Christopher Rowlison

/s/ GREGG BUDOI	Chief Financial Officer (Principal Accounting and Financial Officer)	April 15, 2022
Gregg Budoi	and Director

/s/ SUSAN OLSEN	Director	April 15, 2022
Susan Olsen

/s/ SHONE ANSTEY	Director	April 15, 2022
Shone Anstey