Form 10-Q
period 2022-03-31
MCX Technologies Corp
filed 2022-05-23
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

MCX TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

California

(State or other jurisdiction of incorporation or organization)

26-0030631

(I.R.S. Employer Identification No.)

176 South Capital Blvd.

Boise, Idaho 83702

(Address of principal executive offices, including zip code)

216-264-0055

(Registrant's telephone number, including area code)

20046 Walker Road

Shaker Heights, OH 44122

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of May 16, 2022.

MCX Technologies Corporation

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

MCX Technologies Corporation

Consolidated Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,539	$51,393
Accounts receivable	40,000	170,874
Total current assets	121,539	222,267
Long term assets:
Land	-	85,000
Notes receivable - related party	426,216	485,367
Total assets	$547,755	$792,634

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$123,224	$163,980
Deferred revenue	8,745	8,745
Total current liabilities	131,969	172,725
Total liabilities	131,969	172,725
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	6,620,217	6,620,217
Accumulated deficit	(6,204,431)	(6,000,308)
Total shareholders' equity	415,786	619,909
Total liabilities and shareholders' equity	$547,755	$792,634

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue, net	41,176	$106,710
Cost of goods sold	79,386	77,171
Gross profit	(38,210)	29,539
Expenses
Salaries and wages	-	15,557
Contract services	75,212	51,996
Other general and administrative	74,367	32,411
Total expenses	149,579	99,964

Net operating loss	(187,789)	(70,425)
Other income (expense)	(16,334)	3,032

Net loss	(204,123)	(67,393)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding, basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2022 and 2021

(unaudited)

				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2021	20,426,158		6,620,217	(6,000,308)	619,909
Net loss	-	-	-	(204,123)	(204,123)
Balance at March 31, 2022	20,426,158	-	6,620,217	(6,204,431)	415,786

				Retained
			Additional	Earnings
	Common Stock		Paid in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31. 2020	20,426,158	$-	$6,581,151	$(5,639,630)	$941,521
Stock based compensation - stock options	-	-	15,557	-	15,557
Net loss	-	-	-	(67,393)	(67,393)
Balance at March 31. 2021	20,426,158	-	6,596,708	(5,707,023)	$889,685

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,123)	$(67,393)

Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	-	15,557
Gain on the sale of land	(1,530)	-
Changes in operating assets and liabilities:
Accounts receivable	130,874	-
Other assets	-	4,079
Accounts payable and accrued liabilities	(40,756)	(28,216)
Deferred revenue	-	37,952

Net cash used in operating activities	(115,535)	(38,021)

INVESTING ACTIVITIES
Cash received from sale of land	86,530	-
Cash received from notes receivable - related party	59,151	21,876

Net cash provided by investing activities	145,681	21,876

Decrease in cash and cash equivalents	30,146	(16,145)

Cash and cash equivalents, beginning of period	51,393	297,965

Cash and cash equivalents, end of period	$81,539	$281,820

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(unaudited)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) is a Web 3 company focused on powering innovation for the Metaverse. The Company is dedicated to delivering experiences that connect the web 3 virtual worlds and the physical worlds. During 2021, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now transitioning the focus of the Company toward Web 3 technologies. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, in connection with the sale of McorpCX, LLC, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation. On November 12, 2020, the Company formed The Collective Experience, LLC in Delaware (the “Collective Experience”). The Company is currently providing all of its customer relations management consulting services, which is the Company’s sole revenue generating operation, through the Collective Experience.

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

As of the date of issuance of these consolidated financial statements for the three months ended March 31,2022, the Company has not had any significant financial losses and the Company’s liquidity has not been negatively impacted as a result of the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

The consolidated financial statements and related disclosures as of and for the three months ended March 31,2022 and 2021, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2021 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2021, filed on Form 10-K with the SEC on April 15, 2022.  The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

Note 2: Recent Accounting Pronouncements

The Company reviewed newly issued accounting pronouncements and concluded that they either are not applicable to the Company's operations or that no material effect is expected on the Company's financial statements upon future adoption.

Note 3: Revenues

Consulting Service Revenues

As of March 31, 2022, our only source of revenue from continued operations is derived from engagements managed within our wholly owned subsidiary, The Collective Experience LLC (“TCE”) that is providing digital Transformation services include brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies. The consulting services are contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW will span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognizes revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel and other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis. In addition, some clients will enter into annual or long-term contracts that will have a monthly retainer for general consulting and project services. The revenue for these engagements is recognized on straight-line basis monthly during the term of the contract.

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

During the three months ended March 31, 2022 there was no revenue recognized related to our contract liabilities included in deferred revenue of $8,745 at December 31, 2021. During the three months ended March 31, 2021 there was $24,194 revenue recognized related to our contract liabilities included in deferred revenue at December 31, 2020.

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

The following table summarizes our stock option activity for the three months ended March 31, 2022:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2021	690,000	$0.23	6.63	-
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2022	690,000	$0.23	6.38	$-

Exercisable at March 31, 2022	690,000	$0.23	6.38	$-

As of March 31, 2022, 690,000 stock options were exercisable and all were vested. There was no unrecognized compensation expense from stock options as of March 31, 2022.

There were no options granted during the three months ended March 31, 2022.

Note 5: Sale of Land

On March 28, 2022, the Company completed the sale of a piece of vacant land that it owned. The sale price for the property was $86,530 after commissions and fees.

Note 6: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern.  On August 3, 2020, the Company completed the sale of all of the membership interests in McorpCX, LLC, of which the proceeds of $1,108,000, consisting of $352,000 in cash and a $756,000 promissory note, of which the Company continues to receive $20,000 per month in payments from the purchaser of McoorpCX LLC . These measures are expected to enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 7: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three months ended March 31, 2022 and 2021, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income/(loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 690,000 and 460,000 for the three months ended March 31, 2022 and 2021, respectively.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. With the exception of the policy adoptions discussed in Note 3 of the Notes to the Consolidated Financial Statements included with this report, such policies were unchanged during the three months ended March 31, 2022.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received the initial $100,000 payment and the first few payments in the amount of $160,000 as of the date of this report. The note is secured by the Purchaser's ownership interest in McorpCX LLC.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China and has since extensively impacted the global health and economic environment. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 infections and health risks, including from variants, continue. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these consolidated financial statements for the three months ended March 31, 2022, the Company has not had any significant financial losses and the Company’s liquidity has not been negatively impacted as a result of the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

Sources of Revenue

Prior to the sale of McorpCX, LLC in August 2020, our revenue consisted primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses mostly through the operations of McorpCX LLC. Product revenue was from productized and software-enabled service sales not elsewhere classified.

As of March 31, 2022, our only source of revenue is derived from providing digital transformation services through the Collective Experience that includes brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies.

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

Results of Operations

Revenues and Cost of Goods Sold

During the three months ended March 31, 2022, we had $41,176 in revenue recognized as well as the related cost of goods sold of $79,386, generated from the continuation of one client contract that was entered into in the last quarter. During the three months ended March 31, 2021, we had $106,710 in revenue recognized as well as the related cost of goods sold of $77,171, generated through continuing operations from two customer contracts entered into in the last quarter of 2020.

Gross loss was $38,210 for the three months ended March 31, 2022 compared to a gross profit of $29,539 for the three months ended March 31, 2021. This difference is due to decrease of revenue and the Company has incurred more contract services expenses during the current period from the cost to complete a phase of the client contract compared to the revenue recognized.

			Change from	Percent Change
Net Operating Loss	2022	2021	Prior Year	from Prior Year
Three Months Ended March 31,	$(187,789)	$(70,425)	$(117,364)	167%

Net operating loss increased to a loss of $187,789 for the three months ended March 31, 2022 from a net operating loss of $70,425 for the three months ended March 31, 2021 mostly as a result of reduced revenue in the first quarter of 2022.

			Change from	Percent Change
Salaries and Wages	2022	2021	Prior Year	from Prior Year
Three Months Ended March 31,	$-	$15,557	$(15,557)	(100%	)

There were no expenses attributable to salaries and wages for the three months ended March 31, 2022 as stock options have been fully expensed. Expenses attributable to salaries and wages for the three months ended March 31, 2021 consisted exclusively of stock compensation expense.

			Change from	Percent Change
Contract Services	2022	2021	Prior Year	from Prior Year
Three Months Ended March 31,	$75,212	$51,996	$23,216	45%

Contract services expenses increased during the three months ended March 31, 2022, due to a higher level of executive, finance and administration services being provided by contractors in 2022, compared to the same period in 2021, which were provided by salaried employees.

			Change from	Percent Change
Other General and Administrative	2022	2021	Prior Year	from Prior Year
Three Months Ended March 31,	$74,367	$32,411	$41,956	129%

Other general and administrative costs increased by $41,956 during the three months ended March 31, 2022, compared with the same period in 2021 primarily due to increases in sales and marketing, professional fees and travel and entertainment expenses in 2022 compared to 2021.

			Change from	Percent Change
Other Income (Expense)	2022	2021	Prior Year	from Prior Year
Three Months Ended March 31,	$(16,334)	$3,032	$(19,366)	(639%	)

Other expense was $16,334 in the three months ended March 31, 2022 compared to $3,032 in other income in the three months ended March 31, 2021 due to reduced other income from the prior year coupled with an increase in non-recurring other expenses.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$81,539	$51,393
Working capital	$(10,430)	$49,542

Anticipated Uses of Cash

As of March 31, 2022, our cash and cash equivalents had increased to $81,539 from $51,393 and our working capital changed to ($10,430) from $49,542 as of December 31, 2021.

For the three months ended March 31, 2022, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the three months ended March 31, 2022, our primary uses of cash included third party contractors to support our consulting services, general and administrative expenses to support new business development activities.

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

We received total consideration of $1,108,000 consisting of $352,000 in cash and a $756,000 promissory note for the sale of McorpCX, LLC, which was completed on August 3, 2020, which applied to transaction costs as well as investment toward becoming a technology solutions business. The Company continues to receive $20,000 per month in payments from the purchaser of McoorpCX LLC. These measures are expected to enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing.

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

Cash Flow – Three months ended March 31, 2022 and 2021

Operating Activities. Net cash used in operating activities increased to $115,535 for the three months ended March 31, 2022 compared to net cash used in operating activities of $38,021 for the three months ended March 31, 2021. This increase was primarily due an increase in net loss, offset by a decrease in accounts receivable.

Investing Activities. Net cash provided by investing activities was $145,681 for the three months ended March 31, 2022. This included cash received from the sale of land of $86,530 and cash received from notes receivable – related party of $59,151. There was cash provided by investing activities for three months ended March 31, 2021 due to cash received from related party notes receivable of $21,876.

Financing Activities. There was no cash provided by, or used in, financing activities for the three months ended March 31, 2022 and 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that, as of the period covered by this report, and as reported in Item 9A of the Company’s Form 10-K for the year ended December 31, 2021, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”), which could materially affect our business, results of operations or financial condition.

It is important to note that the risks described in our 2021 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on March 31, 2022.

Purchases of Equity Securities

During the three months ended March 31, 2022 there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May 2022.

MCX TECHNOLOGIES CORPORATION

BY:	/s/ Christopher Rowlison
Christopher Rowlison
Chief Executive Officer

BY:	/s/ Gregg Budoi
Gregg Budoi
Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed