Form 10-K
period 2022-12-31
MCX Technologies Corp
filed 2023-03-31
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54918

MCX TECHNOLOGIES CORPORATION.

(Exact name of registrant as specified in its charter)

California	26-0030631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:   Yes ☐No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 12(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common stock on the OTC Pink Sheets on such date, was approximately $1,041,734.

At March 31, 2023, 20,426,158 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

	PART I	3

Item 1.	Business.	3
Item 1A.	Risk Factors.	5
Item 1B.	Unresolved Staff Comments.	11
Item 2.	Properties.	11
Item 3.	Legal Proceedings.	11
Item 4.	Mine Safety Disclosure.	11

	PART II	12

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	12
Item 6.	Selected Financial Data.	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	22
Item 8.	Financial Statements and Supplementary Data.	22
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	23
Item 9A.	Controls and Procedures.	23
Item 9B.	Other Information.	24

	PART III	24

Item 10.	Directors, Executive Officers and Corporate Governance.	24
Item 11.	Executive Compensation.	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	31
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	33
Item 14.	Principal Accountant Fees and Services.	34

	PART IV	35

Item 15.	Exhibits and Financial Statement Schedules.	35

Signatures		37

Exhibit Index		35

PART I

ITEM 1.	BUSINESS.

General

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop a technologies that would become the Company’s new operating platform which may include innovations directed toward the internet’s evolution into the Web 3. During 2021 and into the first quarter of 2022, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We have ceased operations under TCE and we are now transitioning the focus of the Company toward new technologies.

We were incorporated in the State of California on December 14, 2001, as a customer experience (“CX”) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce cost and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. On June 11, 2015, our shareholders passed a resolution to change the name of the Company to McorpCX, Inc., and on June 29, 2020, in connection with the sale of McorpCX, LLC, as described below, our shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation.

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

On November 12, 2020, the Company formed a wholly owned subsidiary, The Collective Experience, LLC (the “Collective Experience” or “TCE”) as a Delaware limited liability company. The Company is currently providing all of its digital transformation and marketing management consulting services, which was the Company’s sole revenue generating operations, through the Collective Experience.

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

As of the date of issuance of these consolidated financial statements for the year ended December 31, 2022, the Company has not, as a result of the COVID-19 pandemic, had any significant additional financial losses or seen a negative impact on its liquidity, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

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

Products and Services

Our only source of revenue was derived from providing digital transformation services through our subsidiary, The Collective Experience LLC, that included brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies. As of April 1, 2022, TCE ceased signing new client engagements since we are no longer pursuing that segment in order to focus on alternative technologies.

Professional Services

We provided professional and related consulting services through the Collective Experience including strategy, pricing science, data science, digital transformation, customer experience management consulting, implementation, and go-to-market execution in support of these strategies. These services were intended to help primarily large and medium sized organizations systematically and predictably plan, design and deliver better customer experiences, drive revenue, maximize their return on investment, improve their operational efficiency, and increase customers' adoption of their products and services. As noted above, as of April 1, 2022, TCE ceased signing new client engagements since we are no longer pursuing that segment in order to focus on alternative technologies.

Our Strategy

The Company’s management is now in the process of developing or acquiring new technologies to enable it to focus on developing and/or implementing Web 3 platforms or other technologies.

Competition

There are numerous technology companies seeking ways to enter the Web 3 technologies business and various technologies are subject to rapidly changing technological developments, shifting organizational priorities and requirements, frequent introductions of new products and services, and increased marketing and sales activities of other industry participants.

Many competitors exist in the overlapping areas of Web 3 and traditional digital marketing, data analytics, digital transformation, cyber-currency and decentralized finance software services and consulting. Many of our current and potential competitors have a significantly larger market presence, greater name recognition, access to more potential customers and substantially greater financial, technical, sales and marketing, management, support, and other resources than we have. As a result, many of our competitors can respond more quickly than we can to new or changing opportunities and technologies, and may devote greater resources to the marketing, promotion and sale of their products than our resources will afford.

We believe it is highly likely that existing and new competitors will rapidly acquire significant market share, which would negatively impact our ability to effectively market, compete and sell our products and services we are currently developing into the markets in which such competitors operate.

Dependence on Major Customers

As of December 31, 2022, there were no active customers under TCE or MCX and we only had one customer active during the year ended December 31, 2022.

Intellectual Property

We rely on intellectual property laws, contractual arrangements, such as assignment, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the technology and intellectual property used in our business.

As of December 31, 2022, we do not own any trademarks or service marks, patents or other intellectual property assets.

Insurance

We maintain general liability, commercial auto, and insurance policies and separate insurance coverage for its directors and officers.

Employees

At the end of 2022 we had no full-time or part-time employees and one independent contractor. We have never experienced any employment-related work stoppages and our independent contractors are represented by a labor union or collective bargaining agreements. We intend to hire more employees and independent contractors on an as-needed basis.

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

Following the sale of McorpCX LLC and the winding down of The Collective Experience, the Company’s profitability and growth will depend on the success of the Company’s planned development of its Web 3 technologies business, which is subject to a variety of business risks and uncertainties.

Because prior to the sale of McoprCX, LLC in 2020, the Company’s operations primarily consisted of professional and related consulting services conducted through McorpCX, LLC, as result of the sale of McorpCX, LLC, the Company was required to develop a new business line in order to generate revenues. During 2021, through the Company’s subsidiary The Collective Experience LLC, the Company generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. As of April 1, 2022, TCE ceased signing new client engagements since we are no longer pursuing that segment in order to focus on alternative technologies. The Company is now focused on developing a Web 3 technologies business. Any evaluation of our Web 3 technologies business and our prospects going forward must be considered in light of the risks and uncertainties stated above, as well as the following:

☐	the ability to establish new relationships with clients;

☐	the ability to fund required capital costs needed for investment in the Web 3 technologies business;

☐	the ability to successfully identify and acquire investments in Web 3 technologies and businesses;

☐	the ability to successfully develop our own Web 3 technologies; and

☐	the ability to successfully market and sell, and generate revenues and profits from, Web 3 technologies and businesses.

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

During the years ended December 31, 2022 and 2021, we incurred net operating losses of $460,003 and $359,536, respectively. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our Web 3 technologies business.

Since prior to the sale of McorpCX, LLC in August 2020, all of the Company’s revenues were generated through the operations of McorpCX, LLC, subsequent to the sale of McorpCX, LLC, the Company has had to develop new sources of revenues. During 2021, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. However, the Company is now focused on developing a Web 3 technologies business. Although the Company’s management is now focused on developing a Web 3 technologies business, as of the date of this report, the Company is generating no revenues from this business and there is no assurance that we will be able to attract the necessary employees, independent contractors and other resources required to develop our Web 3 technology platform to a level where we would be able to generate sufficient revenues to support the growth of our operations.

Our ability to achieve revenue growth sufficient to support our business will stem in large part from our ability to develop and/or acquire new Web 3 technology solutions, the licensing and adoption of our systems and methodologies, and the development of direct and indirect sales and distribution channels through which we can distribute our products and services. Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses required to achieve our objectives and not generating revenues sufficient to generate profits. We cannot guarantee that we will be successful in generating sufficient revenues in the future. Failure to generate profits from operations may cause our business to fail.

The Company’s ability to execute its strategy following the sale of McorpCX LLC depends on the Company’s ability to retain and recruit qualified management and/or advisors.

The Company’s ability to execute its strategy following the closing of the sale of McorpCX LLC in August 2020 and the winding down of The Collective Experience in 2022 requires that the Company retain and recruit personnel with technology services experience. There are no assurances that the Company will be able to find and/or be able to recruit qualified personnel required to build the Company’s Web 3 technologies business, and if the Company is not able to recruit such personnel the Company may not be able to successfully grow its Web 3 technologies business and consequently may not develop a revenue generating business.

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

Our ability to maintain operations is predicated upon us being able to acquire or develop Web 3 technologies and related products and services, and being able to sell or license those technologies, products and services to clients. As of December 31, 2022, we did not have any active clients, and there are no assurances that we will be able to expand our customer base. If we are unable to attract and maintain an adequate customer base to generate revenues, we will have to suspend or cease operations.

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

We have limited access to financing and capital to fund our operations

We primarily generate cash to fund our business operations from the proceeds from the sale of McorpCX, LLC in August 2020. However, since we have incurred net losses in each of 2021 and 2022, there is no assurance that our cash from operations will be sufficient to fund our business operations on an ongoing basis. Accordingly, we may require additional financing to continue our operations. We do not have any arrangements in place for any future debt or equity financing and there is no assurance that any financing would be available to us if required.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

For the years ended December 31, 2022 and 2021 the Company had a net loss of $465,552 and $360,678, respectively. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to continue to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common shares.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles. Management determined that this was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. See Item 9A Controls and Procedures – Internal Control Over Financial Reporting for more information. Although management has taken steps in 2022 to address the deficiencies in our internal controls, the Company currently does not have sufficient internal controls over financial reporting which could limit investment in the Company’s securities and expose the Company to SEC fines or administrative sanctions.

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

●

Changes in estimates of our financial results or recommendations by securities analysts; the potential effect of general business or economic conditions on our business, including the direct and indirect effects of the COVID-19 pandemic and the Russian invasion of Ukraine on the economy, consumer demand and spending levels, and labor shortages in our markets

●

The potential effect of general business or economic conditions on our business, including the direct and indirect effects of the COVID-19 pandemic and the Russian invasion of Ukraine on the economy, consumer demand and spending levels, and labor shortages in our markets

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

As of the date of this report, the Company has not, as a result of the COVID-19 pandemic, had any significant additional financial losses or seen a negative impact on its liquidity, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain. However, we cannot predict how the COVID-19 pandemic will develop or progress, how long it will last or if it or a similar viral pandemic will recur, if new government restrictions and mandates will be imposed or how long they will be effective, or the economic impact of such restrictions on our clients, so we cannot predict whether, when or to what extent our results of operations and financial performance will be adversely impacted.

The Russian invasion of Ukraine could adversely affect our financial results, operations and outlook for an extended period of time.

The Russian invasion of Ukraine has affected and will, for the foreseeable future, continue to affect general business and market conditions worldwide, and also indirectly has affected and will continue to affect our financial results, operations and outlook. We cannot predict how the Russian invasion of Ukraine will develop or progress, how long it will last, or how it will impact general business and market conditions, and our financial results, operations and outlook in the future.

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

Holders

There are 41 holders of record for our common stock as of March 31, 2023 and there are a total of 20,426,158 shares of common stock outstanding as of such date. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

During the twelve months ended December 31, 2022, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

Overview

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop a technologies that would become the Company’s new operating platform which may include innovations directed toward the internet’s evolution into the Web 3. During 2021 and into the first quarter of 2022, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We have ceased the operations under TCE and are now transitioning the focus of the Company toward new technologies.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received a total of $579,378 as of the date of this report, which is less than 97.5% of the original outstanding balance, and as such the promissory note is not considered paid in full. The note is secured by the Purchaser's ownership interest in McorpCX LLC.

On November 12, 2020, the Company formed a wholly owned subsidiary, The Collective Experience, LLC (the “Collective Experience” or “TCE”) as a Delaware limited liability company. The Company is currently providing all of its digital transformation and marketing management consulting services, which was the Company’s sole revenue generating operations, through the Collective Experience.

In December 2019, COVID-19 was reported in Wuhan, China and has since extensively impacted the global health and economic environment. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 infections and health risks, including from variants, continue. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these consolidated financial statements for the year ended December 31, 2022, the Company has not, as a result of the COVID-19 pandemic, had any significant additional financial losses or seen a negative impact on its liquidity, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

Sources of Revenue

Our only source of revenue was derived from providing digital transformation services through our subsidiary The Collective Experience LLC, that included brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies. As of April 1, 2022, TCE ceased signing new client engagements since we are no longer pursuing that segment in order to focus on alternative technologies.

Operating Expenses

Cost of Goods Sold

Cost of goods sold consisted primarily of expenses directly related to providing professional and consulting services. Those expenses include contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.

General and Administrative Expenses

General and administrative expenses consist primarily of finance and accounting, legal, software subscriptions, insurance, stock compensation expense, client delivery, and sales and marketing. These expenses also include contract services, as well as marketing and promotion costs, professional fees, software license fee expenses, administrative costs, insurance, rent and a portion of travel expenses and other overhead, which are categorized as “other general and administrative expenses” in our consolidated financial statements. In addition, the other general and administrative expenses include the professional fees, filing, and registration costs necessary to meet the requirements associated with having to file reports with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, as well as having our stock listed on the TSX Venture Exchange in Canada and quoted on the OTC Pink Sheets in the United States.

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

Revenue Recognition

The Company’s revenue consisted primarily of professional and consulting services, as well as reimbursable expenses billed to clients, software-enabled product sales and other revenues. Other revenue included reimbursement of related travel costs and out-of-pocket expenses.

The Company’s consulting services were contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW would span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognized revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel and other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses were recognized in revenue on a percentage of work complete basis.  In addition, some clients would enter into annual or longer-term contracts that will have a monthly retainer for general consulting and project services.  The revenue for these engagements was recognized on straight-line basis monthly during the term of the contract.

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

Results of Continuing Operations

Revenues & Cost of Goods Sold

During the year ending December 31, 2022, we had $101,409 in revenue recognized as well as the related cost of goods sold of $99,350 generated through continuing operations from one customer contracts entered into in 2021 that carried over into 2022. During the year ending December 31, 2021, we had $752,167 in revenue recognized as well as the related cost of goods sold of $380,247 generated through continuing operations from six customer contracts entered into in 2021 and two customer contracts that carried over from 2020.

	Year Ended		Change from	Percent Change
	2022	2021	Prior Year	from Prior Year
Net Operating Loss	$(460,003)	$(359,536)	$(100,467)	28%

For the year ended December 31, 2022 we had net operating loss of $460,003 compared to a net operating loss of $359,536 in 2021. The increase in net operating loss in 2022 compared to 2021 was primarily a result of a decrease in revenue generated in 2022, and expenses associated with the winding up of the TCE operations.

	Year Ended		Change from	Percent Change
	2022	2021	Prior Year	from Prior Year
Salaries and Wages	$0	$39,066	$(39,066)	(100%)

Expenses attributable to salaries and wages decreased by $39,066 during the year ended December 31, 2022 compared to 2021 due to the elimination of stock compensation expenses related to the vesting of previously granted options as those options have been fully vested and expensed during 2021.

	Year Ended		Change from	Percent Change
	2022	2021	Prior Year	from Prior Year
Contract Services	$75,212	$291,411	$(216,199)	(74%)

Contract services expenses decreased during the year ended December 31, 2022 compared to 2021 due to management actively seeking to lower costs being provided by contractors in 2022, compared to 2021. In addition, while the Company is transitioning to Web 3 technologies, we have classified all executive, finance, and administrative services under Other General and Administrative expense.

	Year Ended		Change from	Percent Change
	2022	2021	Prior Year	from Prior Year
Other General and Administrative	$386,850	$400,979	$(14,129)	(4%)

Other general and administrative costs decreased by $14,129 during the year ended December 31, 2022 compared to 2021 primarily due to an overall decrease in sales, marketing, and travel expenses in 2022 compared to 2021, offset by a one-time commissions and fees payment associated with the sale of land in 2022.

	Year Ended		Change from	Percent Change
	2022	2021	Prior Year	from Prior Year
Other expense	$5,549	$1,142	$4,407	386%

Other expenses were consistent year over year and primarily consisted of non-recurring other expenses, partially offset by interest income on related party notes receivable.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$2,595	$51,393
Working capital	$(98,381)	$49,542

Anticipated Uses of Cash

As of December 31, 2022, our cash and cash equivalents and working capital had decreased to $2,595 and a negative $98,381, respectively, from $51,393 and $49,542 as of December 31, 2021.

For the year ended December 31, 2022 and 2021, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC that took place in 2020. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the year ended December 31, 2022, our primary uses of cash included third party contractors to support our consulting services, general and administrative expenses to support new business development activities.

We currently plan to fund our expenditures with cash on hand as well as cash flows generated from new revenue sources as a digital transformation company. If needed, the possibility may exist to raise additional capital through debt financing and common stock sales. We do not intend to pay dividends in the foreseeable future. In addition to the note receivable due to the Company, we are seeking new sources of revenue to fund our capital requirements for our business during the next 12 months.

We received total consideration of $1,108,000 consisting of $352,000 in cash and a $756,000 promissory note for the sale of McorpCX, LLC, which was completed on August 3, 2020, which applied to transaction costs as well as investment toward becoming a technology solutions business. The collection of the promissory note is expected to enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing.

We intend to continue to seek ways to transition our business to new technologies, including through acquisitions, mergers, licensing arrangements, joint-ventures new capital resources will be required. Depending on the size of a transaction, the capital resources that will be required can be substantial. The necessary resources may be generated from cash flow from operations, cash on hand, the proceeds of the sale of McorpCX, LLC, borrowing against our assets or the issuance of securities, and there is no assurance these capital resources will be available to us when required.

Cash Flow for the Years Ended December 31, 2022 and 2021

Operating Activities. Net cash used in operating activities decreased to $367,957 for the year ended December 31, 2022 compared to net cash used in operating activities of $488,037 in 2021. This decrease in cash used in operating activities in 2022 compared to 2021 was primarily due to a $130,874 decrease in Accounts Receivable in 2022 compared to a $170,874 increase in Accounts Receivable in 2021, as well as a smaller decrease in cash attributed to deferred revenue in 2022 compared to 2021, offset by a $104,874 increase in net loss from 2021 to 2022 and a $47,843 decrease in Accounts Payable in 2022 compared to a $111,766 increase in Accounts Payable in 2021.

Investing Activities. There was cash provided by investing activities of $319,159 for the year ended December 31, 2022 due to cash received from the related party notes receivable issued in connection with the sale of McorpCX, LLC, as well as the sale of land during 2022. In 2021, cash provided by investing activities of $241,465 was due to cash received from the related party notes receivable issued in connection with the sale of McorpCX, LLC.

Financing Activities. There was no cash provided by or used in financing activities for the year ended December 31, 2022 or 2021.

Contractual Obligations

We lease one office in Boise, ID on a month-to-month basis. We do not have any debt capital lease obligations.

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

MCX Technologies Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

MCX Technologies Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MCX Technologies Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 31, 2023

MCX Technologies Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$2,595	$51,393
Accounts receivable	-	170,874
Other Current Assets	15,521	-
Total current assets	18,116	222,267
Long term assets:
Land	-	85,000
Notes receivable - related party	252,738	485,367
Total assets	$270,854	$792,634

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$116,497	$163,980
Deferred revenue	-	8,745
Total current liabilities	116,497	172,725
Total liabilities	116,497	172,725
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	6,620,217	6,620,217
Accumulated deficit	(6,465,860)	(6,000,308)
Total shareholders' equity	154,357	619,909
Total liabilities and shareholders' equity	$270,854	$792,634

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

	Year Ended
	December 31,
	2022	2021

Revenue, net	$101,409	$752,167
Cost of goods sold	99,350	380,247
Gross profit	2,059	371,920
Expenses
Salaries and wages	-	39,066
Contract services	75,212	291,411
Other general and administrative	386,850	400,979
Total expenses	462,062	731,456

Net operating loss	(460,003)	(359,536)
Other expense	(5,549)	(1,142)

Net loss	$(465,552)	$(360,678)

Net loss per share-basic and diluted:
Continuing operations	$(0.02)	$(0.02)
Total earnings	$(0.02)	$(0.02)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2020	20,426,158	$-	$6,581,151	$(5,639,630)	$941,521
Stock based compensation - stock options	-	-	39,066	-	39,066
Net loss	-	-	-	(360,678)	(360,678)
Balance at December 31, 2021	20,426,158	$-	$6,620,217	$(6,000,308)	$619,909
Net loss	-	-	-	(465,552)	(465,552)
Balance at December 31, 2022	20,426,158	$-	$6,620,217	$(6,465,860)	$154,357

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(465,552)	$(360,678)

Adjustments to reconcile net loss to net cash used in operations:

Stock compensation expense	-	39,066
Gain on the sale of land	(1,530)	-
Bad debt expense	40,000	-
Changes in operating assets and liabilities:
Accounts receivable	130,874	(170,874)
Other assets	(15,521)	15,190
Accounts payable and accrued liabilities	(47,483)	111,766
Deferred revenue	(8,745)	(122,507)

Net cash used in operating activities	(367,957)	(488,037)

INVESTING ACTIVITIES
Cash received from sale of land	86,530	-
Cash received from notes receivable - related party	232,629	241,465

Net cash provided by investing activities	319,159	241,465

Decrease in cash and cash equivalents	(48,798)	(246,572)

Cash and cash equivalents, beginning of period	51,393	297,965

Cash and cash equivalents, end of period	$2,595	$51,393

Supplemental disclosure of cash flow information:
Continuing operations
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 & 2021

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop a technologies that would become the Company’s new operating platform which may include innovations directed toward the internet’s evolution into the Web 3. During 2021 and into the first quarter of 2022, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We have ceased operations under TCE and we are now transitioning the focus of the Company toward new technologies.

We were incorporated in the State of California on December 14, 2001, as a customer experience (“CX”) management solutions company dedicated to helping organizations improve customer experiences, increase customer loyalty, reduce cost and increase revenue. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. On June 11, 2015, our shareholders passed a resolution to change the name of the Company to McorpCX, Inc., and on June 29, 2020, in connection with the sale of McorpCX, LLC, as described below, our shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation.

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

On November 12, 2020, the Company formed a wholly owned subsidiary, The Collective Experience, LLC (the “Collective Experience” or “TCE”) as a Delaware limited liability company. The Company is currently providing all of its digital transformation and marketing management consulting services, which was the Company’s sole revenue generating operations, through the Collective Experience.

In December 2019, COVID-19 was reported in Wuhan, China and has since extensively impacted the global health and economic environment. The outbreak in the United States, as well as the response to COVID-19 by federal, state and local governments could have a continued material adverse impact on economic and market conditions in the United States, which may negatively affect our business and operations. Although the administration of vaccines throughout the United States contributed to the lifting of most restrictive measures, there remains ongoing uncertainty about the impact of COVID-19 variations on infection levels. The re-emergence of significant increases in infection rates could result in governments re-imposing restrictive measures that could reduce or impair economic activity. Consequently, the COVID-19 pandemic and the government responses to the outbreak presents continued uncertainty and risk with respect to the Company and its performance and financial results.

As of the date of issuance of these consolidated financial statements for the year ended December 31, 2022, the Company has not, as a result of the COVID-19 pandemic, had any significant additional financial losses or seen a negative impact on its liquidity, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not require collateral, and do not bear interest. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as bankruptcy and significantly aged receivables outstanding. No allowance for doubtful accounts is required to be recognized as of December 31, 2022 and 2021.

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

The Company’s consolidated financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The Company does not have any financial instruments that are required to be fair valued on a recurring basis as of December 31, 2022 and 2021.

Advertising Expense

Advertising is expensed as incurred. There was $5,925 and $22,794 of advertising expense recorded in other general and administrative expense during the twelve months ended December 31, 2022 and 2021, respectively.

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

Revenue Recognition

The Company’s revenue consisted primarily of professional and consulting services, as well as reimbursable expenses billed to clients, software-enabled product sales and other revenues. Other revenue included reimbursement of related travel costs and out-of-pocket expenses.

The Company’s consulting services were contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW would span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognized revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel and other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses were recognized in revenue on a percentage of work complete basis. In addition, some clients would enter into annual or longer-term contracts that will have a monthly retainer for general consulting and project services. The revenue for these engagements was recognized on straight-line basis monthly during the term of the contract.

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

Note 3: Revenues

Consulting Service Revenues

As of December 31, 2022, our only source of revenue from continued operations is derived from engagements managed within our wholly owned subsidiary, The Collective Experience LLC (“TCE”) that is providing digital Transformation services include brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies. The Company’s consulting services were contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW would span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognized revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel and other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses were recognized in revenue on a percentage of work complete basis. In addition, some clients would enter into annual or longer-term contracts that will have a monthly retainer for general consulting and project services. The revenue for these engagements was recognized on straight-line basis monthly during the term of the contract.

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

During the twelve months ended December 31, 2022 there was $8,745 revenue recognized related to our contract liabilities included in deferred revenue of $8,745 at December 31, 2021. During the twelve months ended December 31, 2021 there was $131,252 revenue recognized related to our contract liabilities included in deferred revenue of $131,252 at December 31, 2020.

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

The following table summarizes our stock option activity for the twelve months ended December 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	690,000	$0.23	6.63	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2022	690,000	$0.23	2.63	-
Exercisable at December 31, 2022	690,000	$0.23	2.63	$-

Unvested	-

At December 31, 2022, 690,000 stock options were exercisable and no compensation cost related to share-based compensation grants was recognized for the year ended December 31, 2022. There was no unrecognized compensation expense from stock options at December 31, 2022.

There were no options granted during the year ended December 31, 2022.

There were no nonvested options during the year ended December 31, 2022.

Note 5: Concentrations

As of December 31, 2022, sales consisted of one project for one client. The sale was made without collateral and the credit-related losses have been insignificant however if there is no provision made to include an allowance for doubtful accounts.

Note 6: Commitments and Contingencies

Leases

Our corporate headquarters, located at 176 South Capital Blvd., Boise, Idaho 83702 is a leased space, which we lease on a month-to-month basis for $100 a month.

Note 7: Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. At December 31, 2022 and 2021 net deferred tax assets were fully offset by a valuation allowance. The Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2018 and for state examinations by tax authorities for years before 2017.

As of December 31, 2022, the Company has net operating loss carry-forwards of approximately $6,000,000 that will begin to expire in 2033. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2022	2021
Net operating losses	$1,600,000	$1,500,000
Less: valuation allowance	(1,600,000)	(1,500,000)
Net deferred tax assets	$-	$-

Note 8: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the twelve months ended December 31, 2022 and 2021, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 690,000 for the twelve months ended December 31, 2022 and 2021.

The computations for basic and diluted net loss per share are as follows:

	Year Ended December 31,
	2022	2021
Net loss	$(465,552)	$(360,678)

Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158

Net loss income per share, basic and diluted	$(0.02)	$(0.02)

Note 9: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern. On August 3, 2020, the Company completed the sale of all of the membership interests in McorpCX, LLC, of which the proceeds of $1,108,000, consisting of $352,000 in cash and a $756,000 promissory note, were applied to transaction costs as well as investment toward becoming a technology solutions business. The remaining balance of $252,738 on the promissory note is expected to enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 10: Subsequent Events

On January 23, 2023 the Company borrowed $20,000 from the Interim Chief Financial Officer and entered into an unsecured Promissory Note that bears interest at the rate of 7% . The accrued interest and outstanding principal balance is due on September 20, 2023.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As of December 31, 2022, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the audit of our financial statements as of December 31, 2022.

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

Changes in internal controls over financial reporting

We experienced some changes in internal controls some of which resulted in the aforementioned material weaknesses. These changes were primarily due to a change in management during the year ended December 31, 2022.

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

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Christopher Rowlison	54	Chief Executive Officer and Director
176 South Capital Blvd
Boise, ID 83702

Gregg Budoi	58	Interim Chief Financial Officer and Director
176 South Capital Blvd
Boise, ID 83702

Susan Olson	51	Director
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

Susan Olson – Director

Susan Olson has been a director since January 27, 2022. Ms. Olson has been the CFO/COO of Hawley Troxel Partners law firm since 2001. Ms. Olson guides Hawley Troxel’s business objectives, culture, and the ethical requirements of the legal profession and is responsible for all financial and operational functions of the 75+ attorney law firm. Ms. Olson is a Certified Legal Manager, holds a Master of Business Administration degree from Boise State University, and a Bachelor of Science degree in Business Administration from the Lewis Clark State College.

The Board believes Ms. Olson brings to the Board significant business and organizational management experience.

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Rowlison, Mr. Budoi, and Ms. Olson have not been the subject of the following events:

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

Audit Committee Financial Expert

Our Board has determined that Ms. Olson is an independent director under the standards established by the NASDAQ Stock Market and Ms. Olson qualifies as an "audit committee financial expert" as defined in applicable SEC rules and along with Mr. Rowlison, comprise the audit committee of the Company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, with the exception of a Form 3 required to be filed by Susan Olson and a Form 3 required to be filed by Shone Anstey, each of which have yet to be filed, all officers, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company has not entered into employment agreement(s) with any of the Company’s named executive officers.

The following table sets forth information with respect to compensation paid by us to our “named executive officers” (which includes our principle executive officer or “PEO” and our two highest compensated officers in 2022 outside of our PEO) for each of the last two years as well as all persons who served as our PEO during 2022, but were not serving in such position at the end of such year. Other than Matthew Kruchko, no other executive officer of the Company received total compensation in 2021 in excess of $100,000, and thus disclosure is not required for any other person other than for the persons below.

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Christopher Rowlison,	2022	0	0	0	0	0	0	0	0
Chief Executive Officer	2021	0	0	0	0	0	0	0	0

Gregg Budoi,	2022	0	0	0	0	0	0	0	0
Former Chief Executive Officer and current Interim Chief Financial Officer [1]	2021	0	0	0	0	0	0	0	0

Matthew Kruchko,	2022	0	0	0	0	0	0	0	0
President The Collective Experience LLC Former Chief Executive Officer	2021	99,000 (2)	0	0	0	0	0	0	99,000

[1]	Mr. Budoi was appointed our Interim Chief Financial Officer on January 15, 2021 and served as our Interim Chief Executive Officer until February 3, 2020
[2]	Mr. Kruchko received $99,000 in consulting fees in 2021

The following table sets forth information with respect to compensation paid by us to our non-employee directors (all directors except for Mr. Budoi) during the last completed fiscal year ended December 31, 2022.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Susan Olson	0	0	0	0	0	0	0
Christopher Rowlison	0	0	0	0	0	0	0
Shone Anstey	0	0	0	0	0	0	0

Non-employee members of our board of directors may receive stock options granted under the Company’s Amended and Restated Stock Option Plan (the “Plan”) as consideration for their services on our board of directors. Should any director be awarded option grants the amount of those grants would be proportionate to their level of involvement with the activities of the board of directors (meeting attendance, service on committees, etc.). Additionally, in August 2017, the Company decided to pay a $2,500 monthly fee to our non-employee directors in consideration for their service on our board of directors. As of January 1, 2019, Mr. Quaye agreed that he would no long receive any monthly compensation to participate on the Board and no fees were paid to any of our non-employee directors during 2021 and 2022.

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

The following table sets forth information with respect to outstanding equity awards held by our named executive officers at December 31, 2022.

Outstanding Equity Awards at December 31, 2022
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gregg Budoi	290,000	0	0	$0.23	8/16/2028	0	0
Matthew Kruchko	200,000	0	0	0.23	7/25/2023	0	0
Nii Quaye	200,000	0	0	0.23	7/25/2023	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2023, the total number of shares owned beneficially by each of our directors, director nominees and named executive officers, individually and directors and all executive officers as a group, and the present owners of 5% or more of our total outstanding shares of common stock.  Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the number of shares held and the percentage ownership of such each individual but are not treated as outstanding for purposes of computing the percentage ownership of others.

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

Applicable percentage ownership is based on 20,426,158 shares of common stock outstanding as of March 31, 2023

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number		%
Christopher Rowlison	0		*
176 South Capital Blvd.
Boise, ID 83702

Gregg Budoi	290,000	[1]	1.40%
176 South Capital Blvd.
Boise, ID 83702

Matthew Kruchko	200,000	[2]	*
176 South Capital Blvd.
Boise, ID 83702

Shone Anstey	0		*
176 South Capital Blvd.
Boise, ID 83702

Susan Olson	0
176 South Capital Blvd.
Boise, ID 83702

All officers and directors as a group (5 individuals)	490,000		2.40%

Alex Guidi	2,762,302	[3]	13.52%
2040 – 885 West Georgia Street
Vancouver, British Columbia V6C 3E8

Eva Lundin	2,900,000	[4]	14.20%
6 Rue de Rive
1204 Geneva, Switzerland

Peter Loretto	1,443,262	[5]	7.07%
350-6165 HWY 17
Delta British Columbia V4K 5B8

Michael Hinshaw	5,200,000		25.46%
176 South Capital Blvd.
Boise, ID 83702

*Represents beneficial ownership of less than 1%.

[1]	Includes 290,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable.

[2]	Includes 200,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable.

[3]	Based on Schedule 13D filed by the reporting person with the SEC on February 24, 2016.

[4]	Based on Schedule 13G filed by the reporting person with the SEC on February 18, 2016.

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

Independence of Directors

Our shares of common stock are not listed on a national securities exchange or an inter-dealer quotation system that requires that a majority of our Board of Directors consist of independent directors. Under these circumstances, the rules of the SEC require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that Ms. Olson are independent directors under standards established by the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table presents fees for professional audit services for the audit of the Company’s annual consolidated financial statements for fiscal year 2022 and 2021 and fees billed for other services rendered during 2022 and 2021.

	Fiscal 2022	Fiscal 2021
	MaloneBailey	MaloneBailey
Type of Service/Fee
Audit Fees (1)	$74,000	$64,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2023.

MCX TECHNOLOGIES CORPORATION.

BY:	/s/ CHRISTOPHER ROWLISON
Christopher Rowlison
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER ROWLISON	Chief Executive Officer (Principal Executive Officer), and Director	March 31, 2023
Christopher Rowlison

/s/ GREGG BUDOI	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2023
Gregg Budoi	and Director

/s/ SUSAN OLSON	Director	March 31, 2023
Susan Olsen