Form 10-Q
period 2023-03-31
MCX Technologies Corp
filed 2023-05-15
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

MCX TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

California

(State or other jurisdiction of incorporation or organization)

26-0030631

(I.R.S. Employer Identification No.)

176 South Capital Blvd.

Boise, Idaho 83702

(Address of principal executive offices, including zip code)

208-863-6243

(Registrant's telephone number, including area code)

20046 Walker Road

Shaker Heights, OH 44122

(Former address of principal executive offices, including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of 5/11/2023.

MCX Technologies Corporation

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

MCX Technologies Corporation

Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,183	$2,595
Other current assets	17,664	15,521
Total current assets	20,847	18,116
Long term assets:
Notes receivable - related party	174,404	252,738
Total assets	$195,251	$270,854

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$110,558	$116,497
Note payable – related party	20,000	-
Accrued interest – related party	219	-
Total current liabilities	130,777	116,497
Total liabilities	130,777	116,497
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	6,620,217	6,620,217
Accumulated deficit	(6,555,743)	(6,465,860)
Total shareholders' equity	64,474	154,357
Total liabilities and shareholders' equity	$195,251	$270,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue, net	$-	$41,176
Cost of goods sold	-	79,386
Gross profit (loss)	-	(38,210)
Expenses
Contract services	-	75,212
Other general and administrative	90,760	74,367
Total expenses	(90,760)	149,579

Net operating loss	(90,760)	(187,789)
Other income (expense)	877	(16,334)
Net loss	$(89,883)	$(204,123)
Loss per share-basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2023 and 2022

(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	20,426,158	$-	$6,620,217	$(6,465,860)	$154,357
Net loss	-	-	-	(89,883)	(89,883)
Balance at March 31, 2023	20,426,158	-	6,620,217	(6,555,743)	64,474

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	20,426,158	$-	$6,620,217	$(6,000,308)	$619,909
Net loss	-	-	-	(204,123)	(204,123)
Balance at March 31, 2022	20,426,158	-	6,620,217	(6,204,431)	415,786

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,883)	$(204,123)

Adjustments to reconcile net loss to net cash used in operations:
Gain on the sale of land	-	(1,530)
Changes in operating assets and liabilities:
Accounts receivable	-	130,874
Other current assets	(2,143)	-
Accounts payable and accrued liabilities	(5,720)	(40,756)

Net cash used in operating activities	(97,746)	(115,535)

INVESTING ACTIVITIES
Cash received from sale of land	-	86,530
Cash received from notes receivable - related party	78,334	59,151

Net cash provided by investing activities	78,334	145,681

FINANCING ACTIVITIES
Proceeds from notes payable – related party	20,000	-
Net cash provided by financing activities	20,000	-

Decrease in cash and cash equivalents	588	30,146

Cash and cash equivalents, beginning of period	2,595	51,393

Cash and cash equivalents, end of period	$3,183	$81,539

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(unaudited)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop technologies that would become the Company’s new operating platform which may include innovations directed toward the internet’s evolution into the Web 3. During the first quarter of 2022, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now transitioning the focus of the Company toward new technologies. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, in connection with the sale of McorpCX, LLC, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation. On November 12, 2020, the Company formed The Collective Experience, LLC in Delaware (the “Collective Experience”). As of April 1, 2022 MCX will no longer be signing new client engagements within TCE as we are not pursuing that segment in order to focus on Web 3 technologies and powering the Metaverse.

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

As of the date of issuance of these consolidated financial statements and for the three months ended March 31, 2023, the Company has not had any significant financial losses and the Company’s liquidity has not been negatively impacted as a result of the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

The consolidated financial statements and related disclosures as of and for the three months ended March 31, 2023 and 2022, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2022, filed on Form 10-K with the SEC on March 31, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

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

The following table summarizes our stock option activity for the three months ended March 31, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2022	690,000	$0.23	2.63	-
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2023	690,000	$0.23	2.45	$-

Exercisable at March 31, 2023	690,000	$0.23	2.45	$-

As of March 31, 2023, 690,000 stock options were exercisable and all were vested. There was no unrecognized compensation expense from stock options as of March 31, 2023.

There were no options granted during the three months ended March 31, 2023.

Note 4: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern. On August 3, 2020, the Company completed the sale of all of the membership interests in McorpCX, LLC, of which the proceeds of $1,108,000, consisting of $352,000 in cash and a $756,000 promissory note. As of March 31, 2023, the balance on the note receivable is $174,404 and the Company continues to receive $20,000 per month in payments from the purchaser of McorpCX, LLC. These measures are expected to enable us to meet our liquidity needs over the next 12 months. Notwithstanding the foregoing, our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 5: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three months ended March 31, 2023 and 2022, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income/(loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 690,000 and 690,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 6: Related Party Transaction

On January 23, 2023 the Company borrowed $20,000 from the Interim Chief Financial Officer and entered into an unsecured Promissory Note that bears interest at the rate of 7%. The accrued interest and outstanding principal balance is due on September 20, 2023.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Such policies were unchanged during the three months ended March 31, 2023.

Overview

We intend to acquire or develop technologies that would become the Company’s new operating platform which may include innovations directed toward the internet’s evolution into the Web 3. During the first quarter of 2022, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now transitioning the focus of the Company toward new technologies.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received a total of $619,378 as of the date of this report. The note is secured by the Purchaser's ownership interest in McorpCX LLC.

One of the various strategies that the Company is pursuing is to create a protocol to connect the Metaverse to the Physical world. We see a decentralized approach where there is personalized value exchange between individuals, brands and peer to peer. This focus supports our vision as a technology and service provider to virtual and physical Web 3.0 technologies. MCX sees the future building on top of Web 3.0 platforms to connect the metaverse to the physical worlds. We believe these platforms will: 1. Create revenue at every loyalty transaction level between digital and physical interactions, 2. Monetize digital engagement and assets as users interact in both worlds, and 3. Build how users control how data is monetized inside. This platform has not yet been developed in the Company and we continue to pursue this and other technologies to support future growth. The Company is reviewing various platforms, some of which have not yet been developed in the Company and we continue to pursue technologies to support future growth. Each of these possible strategies will be thoroughly vetted by our board of directors to assess the expected level of enterprise value creation for each strategy compared to the various risks associated with each possible scenario. In addition, we will require financing to pursue these strategies that are beyond our current financial resources. Accordingly, there is no assurance that we will be able to pursue any strategy identified by our board of directors.

On November 12, 2020, the Company formed The Collective Experience, LLC in Delaware (the “Collective Experience”). In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China and has since extensively impacted the global health and economic environment. The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. COVID-19 infections and health risks, including from variants, continue. The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's customers, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. As of the date of issuance of these consolidated financial statements for the three months ended March 31, 2023, the Company has not had any significant financial losses and the Company’s liquidity has not been negatively impacted as a result of the COVID-19 pandemic, but the extent to which the COVID-19 pandemic may materially impact the Company's future financial condition, liquidity, or results of operations remains uncertain.

Sources of Revenue

Prior to the sale of McorpCX, LLC in August 2020, our revenue consisted primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses mostly through the operations of McorpCX LLC. Product revenue was from productized and software-enabled service sales not elsewhere classified.

As of April 1, 2022 MCX no longer has been signing new client engagements within TCE as we are not pursuing that segment in order to focus on new technology platform which may include Web 3 technologies and powering the Metaverse. As of March 31, 2023, we continue to seek a new technology platform that will be the basis for further revenue and profitability.

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

Results of Operations

Revenues and Cost of Goods Sold

During the three months ended March 31, 2023, we had $0 in revenue recognized as well as the related cost of goods sold of $0.

During the three months ended March 31, 2022, we had $41,176 in revenue recognized as well as the related cost of goods sold of $79,386, generated through our subsidiary The Collective Experience LLC from one customer contract entered in the last quarter of 2021.

			Change from	Percent Change
Net Loss	2023	2022	Prior Year	from Prior Year
Three Months Ended March 31,	$(89,883)	$(204,123)	$114,240	56%

Net loss decreased to $89,883 for the three months ended March 31, 2023 from a net loss of $204,123 for the three months ended March 31, 2022 mostly as a result of decrease in operating expenses incurred during the three months ended March 31, 2023.

Contract Services	2023	2022	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$-	$75,212	$(75,212)	100%

Contract service expenses decreased during the three months ended March 31, 2023, due to management eliminating the business line performed by its subsidiary The Collective Experience LLC. While the Company is transitioning to a new technology platform, we have classified all executive, finance, and administrative services under Other General and Administrative expense.

Other General and Administrative	2023	2022	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$90,760	$74,367	$16,393	22%

Other general and administrative costs increased by $16,393 during the three months ended March 31, 2023, compared with the same period in 2022 primarily due to a reclassification of contract services into general and administrative expenses.

Other Income (Expense)	2023	2022	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$877	$(16,334)	$17,211	(105)%

Other income was $877 in the three months ended March 31, 2023 compared to other expenses of $16,334 in the three months ended March 31, 2022, due to a reduction in non-recurring other expenses that is primarily attributed to a decrease in overall business activity.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$3,183	$2,595
Working capital	$(109,930)	$(98,381)

Anticipated Uses of Cash

As of March 31, 2023, our cash and cash equivalents had increased to $3,183 from $2,595 and our working capital changed to ($109,930) from ($98,381) as of December 31, 2022.

For the three months ended March 31, 2023, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC. and a short-term loan from the Company’s Chief Financial Officer. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the three months ended March 31, 2023, our primary uses of cash included general and administrative expenses to support new compliance expenses and pursuit of new business development activities.

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

Cash Flow – Three months ended March 31, 2023 and 2022

Operating Activities. Net cash used in operating activities decreased to $97,746 for the three months ended March 31, 2023, compared to net cash used in operating activities of $115,535 for the three months ended March 31, 2022. This decrease was primarily due to a decrease in net loss and a decrease in the change in accounts payable and accrued liabilities, offset by a decrease in the change in accounts receivable.

Investing Activities. Net cash provided by investing activities was $78,334 for the three months ended March 31, 2023. This included cash received from notes receivable – related party of $78,334. There was cash provided by investing activities of $145,681 for the three months ended March 31, 2022 due to cash received from related party notes receivable of $59,151 and cash received from the sale of land of $86,530.

Financing Activities. For the three months ended March 31, 2023, net cash provided by financing activities was $20,000 which includes cash received from an unsecured loan to the company from the Chief Financial Officer in the amount of $20,000. There was no cash provided by, or used in, financing activities for the three months ended March 31, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that, as of the period covered by this report, and as reported in Item 9A of the Company’s Form 10-K for the year ended December 31, 2022, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this Quarterly Report (including risks associated with our shift away from the Collective Experience to focus on new technologies which may include Web 3 technologies), you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”), which could materially affect our business, results of operations or financial condition.

It is important to note that the risks described in our 2022 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three month period ended on March 31, 2023.

Purchases of Equity Securities

During the three months ended March 31, 2023 there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 15 day of May 2023.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed