Form 10-Q
period 2023-06-30
MCX Technologies Corp
filed 2023-08-14
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of August 11, 2023.

MCX Technologies Corporation

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

MCX Technologies Corporation

Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,659	$2,595
Other current assets	9,937	15,521
Total current assets	40,596	18,116
Long term assets:
Notes receivable - related party	115,588	252,738
Total assets	$156,184	$270,854

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$109,078	$116,497
Notes payable – related party	20,000	-
Accrued interest – related party	574	-
Total current liabilities	129,652	116,497
Total liabilities	129,652	116,497
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	6,620,217	6,620,217
Accumulated deficit	(6,593,685)	(6,465,860)
Total shareholders' equity	26,532	154,357
Total liabilities and shareholders' equity	$156,184	$270,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue, net	$-	$51,488	$-	$92,664
Cost of goods sold	-	19,964	-	99,350
Gross profit (loss)	-	31,524	-	(6,686)
Expenses
Contract services	-	-	-	75,212
Other general and administrative	38,771	145,409	129,531	219,776
Total expenses	38,771	145,409	129,531	294,988

Net operating loss	(38,771)	(113,885)	(129,531)	(301,674)
Other income (expense)	829	6,291	1,706	(10,043)

Net loss	$(37,942)	$(107,594)	$(127,825)	$(311,717)
Loss per share-basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022

(unaudited)

	Three and Six Months Ended June 30, 2023
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	20,426,158	$-	$6,620,217	$(6,465,860)	$154,357
Net loss	-	-	-	(89,883)	(89,883)
Balance at March 31, 2023	20,426,158	-	6,620,217	(6,555,743)	64,474
Net loss	-	-	-	(37,942)	(37,942)
Balance at June 30, 2023	20,426,158	$-	$6,620,217	$(6,593,685)	$26,532

	Three and Six Months Ended June 30, 2022
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	20,426,158	$-	$6,620,217	$(6,000,308)	$619,909
Net loss	-	-	-	(204,123)	(204,123)
Balance at March 31, 2022	20,426,158	-	6,620,217	(6,204,431)	415,786
Net loss	-	-	-	(107,594)	(107,594)
Balance at June 30, 2022	20,426,158	$-	$6,620,217	$(6,312,025)	$308,192

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(127,825)	$(311,717)

Adjustments to reconcile net loss to net cash used in operations:
Gain on the sale of land	-	(1,530)
Changes in operating assets and liabilities:
Accounts receivable	-	130,874
Other current assets	5,584	-
Accounts payable and accrued liabilities	(6,845)	(59,312)

Net cash used in operating activities	(129,086)	(241,685)

INVESTING ACTIVITIES
Cash received from sale of land	-	86,530
Cash received from notes receivable - related party	137,150	117,799

Net cash provided by investing activities	137,150	204,329

FINANCING ACTIVITIES
Proceeds from notes payable – related party	20,000	-
Net cash provided by financing activities	20,000	-

Decrease in cash and cash equivalents	28,064	(37,356)

Cash and cash equivalents, beginning of period	2,595	51,393

Cash and cash equivalents, end of period	$30,659	$14,037

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(unaudited)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop technologies that would become the Company’s new operating platform. During the first six months of 2022, through our subsidiary, The Collective Experience LLC (the “Collective Experience”), we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now transitioning the focus of the Company toward new technologies. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, in connection with the sale of McorpCX, LLC, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation. On November 12, 2020, the Company formed the Collective Experience in Delaware. As of April 1, 2022 MCX will no longer be signing new client engagements within the Collective Experience as we are not pursuing that segment in order to focus on Web 3 technologies and powering the Metaverse.

The consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2023, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2022, filed on Form 10-K with the SEC on March 31, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

The following table summarizes our stock option activity for the six months ended June 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2022	690,000	$0.23	2.63	-
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at June 30, 2023	690,000	$0.23	2.20	$-

Exercisable at June 30, 2023	690,000	$0.23	2.20	$-

As of June 30, 2023, 690,000 stock options were exercisable and all were vested. There was no unrecognized compensation expense from stock options as of June 30, 2023.

There were no options granted during the six months ended June 30, 2023.

Note 4: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern.

On August 3, 2020, the Company completed the sale of all of the membership interests in McorpCX, LLC, from which it received proceeds of $1,108,000, consisting of $352,000 in cash and a $756,000 promissory note, reflected on the Company’s financial statements as a “note receivable – related party”. Pursuant to the note receivable, the Company has received $20,000 monthly payments of principal and interest from the purchaser of McorpCX, LLC, which we have relied on to fund our operating costs. As of June 30, 2023, the balance on the note receivable, which matures on December 31, 2023, is $115,588. The $20,000 monthly payments to the Company under the note receivable will end on December 31, 2023.

On January 23, 2023 the Company borrowed $20,000 from Gregg Budoi, Interim Chief Financial Officer, and entered into an unsecured Promissory Note that bears interest at the rate of 7%. The accrued interest and outstanding principal balance is due in one lump sum on September 20, 2023.

After payment on September 30, 2023 of the $20,000 due under the unsecured Promissory Note, plus accrued interest, held by our Interim Chief Financial Officer, and without the $20,000 in monthly income from the note receivable which ceases on December 31, 2023, the Company believes it does not have sufficient capital to cover our operating costs for the next 12 months, and is seeking ways to raise capital to support operating costs for that period. Therefore, our ability to continue as a going concern is entirely dependent upon our ability over the next 12 months to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 5: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three and six months ended June 30, 2023 and 2022, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income/(loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 690,000 and 690,000 for the six months ended June 30, 2023 and 2022, respectively.

Note 6: Related Party Transaction

On January 23, 2023 the Company borrowed $20,000 from the Interim Chief Financial Officer and entered into an unsecured Promissory Note that bears interest at the rate of 7%. The accrued interest and outstanding principal balance is due in one lump sum on September 20, 2023.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Such policies were unchanged during the six months ended June 30, 2023.

Overview

We intend to acquire or develop technologies that would become the Company’s new operating platform.

On November 12, 2020, the Company formed a subsidiary, The Collective Experience, LLC in Delaware (the “Collective Experience”). During the first six months of 2022, through the Collective Experience, we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now transitioning the focus of the Company toward new technologies.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note, reflected on the Company's financial statements as “note receivable – related party”. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The scheduled maturity date of the note, as amended, is December 31, 2023. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received a total of $679,378 as of the date of this report. The note is secured by the Purchaser's ownership interest in McorpCX LLC.

Sources of Revenue

Prior to the sale of McorpCX, LLC in August 2020, our revenue consisted primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses mostly through the operations of McorpCX LLC. Product revenue was from productized and software-enabled service sales not elsewhere classified.

As of April 1, 2022, MCX no longer has been signing new client engagements within the Collective Experience as we are not pursuing that segment in order to focus on a new technology platform which may include Web 3 technologies and powering the Metaverse. As of June 30, 2023, we do not have a revenue source and continue to seek a new technology platform that will be the basis for further revenue and profitability.

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

Results of Operations

Revenues and Cost of Goods Sold

During the three and six months ended June 30, 2023, we had no revenue recognized as well as no related cost of goods sold.

During the three and six months ended June 30, 2022, we had $51,488 and $92,664, respectively, in revenue recognized as well as the related cost of goods sold of $19,964 and $99,350, respectively, generated through the continuation of one client contract that was entered into in the last quarter of 2021.

			Change from	Percent Change
Net Loss	2023	2022	Prior Year	from Prior Year
Three Months Ended June 30,	$(37,942)	$(107,594)	$69,652	(65%)
Six Months Ended June 30,	$(127,825)	$(311,717)	$183,892	(59%)

Net loss decreased to $37,942 for the three months ended June 30, 2023 from a net loss of $107,594 for the three months ended June 30, 2022 mostly as a result of a decrease in operating expenses incurred during the three months ended June 30, 2023.

Net loss decreased to $127,825 for the six months ended June 30, 2023 from a net loss of $311,717 for the six months ended June 30, 2022 mostly as a result of a decrease in operating expenses incurred during the six months ended June 30, 2023.

			Change from	Percent Change
Contract Services	2023	2022	Prior Year	from Prior Year
Three Months Ended June 30,	$-	$-	$-	-
Six Months Ended June 30,	$-	$75,212	$(75,212)	(100%)

Contract service expenses decreased during the six months ended June 30, 2023, due to management eliminating the business line performed by its subsidiary The Collective Experience LLC. While the Company is transitioning to a new technology platform, we have classified all executive, finance, and administrative services under Other General and Administrative expense.

			Change from	Percent Change
Other General and Administrative	2023	2022	Prior Year	from Prior Year
Three Months Ended June 30,	$38,771	$145,409	$(106,638)	(73%)
Six Months Ended June 30,	$129,531	$219,776	$(90,245)	(41%)

Other general and administrative costs decreased by $106,638 and $90,245 during the three and six months ended June 30, 2023, respectively, compared with the same periods in 2022 primarily due to a decrease in sales and marketing, professional fees and travel expenses in 2023 compared to 2022.

			Change from	Percent Change
Other Income (Expense)	2023	2022	Prior Year	from Prior Year
Three Months Ended June 30,	$829	$6,291	$(5,462)	(87%)
Six Months Ended June 30,	$1,706	$(10,043)	$11,749	(117%)

Other income was $829 and $1,706 in the three and six months ended June 30, 2023, respectively, compared to other income of $6,291 and other expenses of ($10,043) in the three and six months ended June 30, 2022, respectively, due to reduced other income from the prior year coupled with a decrease in non-recurring other expenses.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$30,659	$2,595
Working capital	$(89,056)	$(98,381)

Anticipated Uses of Cash

As of June 30, 2023, our cash and cash equivalents had increased to $30,659 from $2,595 and our working capital changed to ($89,056) from ($98,381) as of December 31, 2022.

We received total consideration of $1,108,000 consisting of $352,000 in cash and a $756,000 promissory note for the sale of McorpCX, LLC, which was completed on August 3, 2020, which applied to transaction costs as well as investment toward becoming a technology solutions business. For the six months ended June 30, 2023, we were able to finance our operations with cash generated through cash on hand as well as $20,000 monthly payments we receive under the note receivable related to the sale of McorpCX, LLC. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The note receivable matures on December 31, 2023 and the $20,000 monthly payments to the Company will cease after that date. The Company is exploring ways to minimize its cash outflow to allow for the remaining payments of the notes receivable plus its current cash on hand to fund operations for the next 12 months. However, without this monthly income, the Company projects that all available cash will go to payment of operating expenses and that it does not have sufficient capital to cover operating costs for the next 12 months.  We are seeking ways to raise capital to support operating costs for that period. Our ability to continue as a going concern is entirely dependent upon our ability during the next 12 months to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

During the six months ended June 30, 2023, our primary uses of cash included third party contractors to support our consulting services, and general and administrative expenses to support new business development activities.

We do not intend to pay dividends in the foreseeable future.

We intend to continue to seek ways to continue as a going concern and expand upon our business and as such, in the future we may make acquisitions of businesses or assets or commitments to additional capital projects. To achieve the long-term goals of expanding our assets and earnings, including through acquisitions, capital resources will be required. Depending on the size of a transaction, the capital resources that may be required can be substantial. The necessary resources may be generated from cash flow from operations, cash on hand, the proceeds of the sale of McorpCX, LLC, borrowing or the issuance of securities, and there is no assurance these capital resources will be available to us when required.

Cash Flow – Six months ended June 30, 2023 and 2022

Operating Activities. Net cash used in operating activities decreased to $129,086 for the six months ended June 30, 2023 compared to net cash used in operating activities of $241,685 for the six months ended June 30, 2022. This decrease was primarily due a decrease in net loss and a decrease in cash used for accounts payable and accrued liabilities, offset by a decrease in cash from accounts receivable.

Investing Activities. Net cash provided by investing activities was $137,150 for the six months ended June 30, 2023. This included cash received from notes receivable – related party of $137,150. There was cash provided by investing activities of $204,329 for the six months ended June 30, 2022 due to cash received from related party notes receivable of $117,799 and cash received from the sale of land for $86,530.

Financing Activities. For the six months ended June 30, 2023, net cash provided by financing activities was $20,000 which includes cash received from an unsecured loan to the company from the Interim Chief Financial Officer in the amount of $20,000. There was no cash provided by, or used in, financing activities for the six months ended June 30, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15I or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that, as of the period covered by this report, and as reported in Item 9A of the Company’s Form 10-K for the year ended December 31, 2022, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this Quarterly Report (including risks associated with our liquidity and our shift away from the Collective Experience to focus on new technologies), you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”), which could materially affect our business, results of operations or financial condition.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the six month period ended on June 30, 2023.

Purchases of Equity Securities

During the six months ended June 30, 2023 there were no purchases of our common stock made by, or on behalf of, the Company or a“y "affiliated purchas”r," as defined by Rule 10b-18 of the Exchange Act.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August 2023.

MCX TECHNOLOGIES CORPORATION

BY:	/s/ Christopher Rowlison
Christopher Rowlison
Chief Executive Officer

BY:	/s/ Gregg Budoi
Gregg Budoi
Interim Chief Financial Officer

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed