Form 10-Q
period 2023-09-30
MCX Technologies Corp
filed 2023-11-14
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of November 10, 2023.

MCX Technologies Corporation

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MCX Technologies Corporation

Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$15,377	$2,595
Other current assets	-	15,521
Total current assets	15,377	18,116
Long term assets:
Notes receivable - related party	76,527	252,738
Total assets	$91,904	$270,854

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$92,512	$116,497
Notes payable – related party	15,851	-
Accrued interest – related party	67	-
Total current liabilities	108,430	116,497
Total liabilities	108,430	116,497
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	6,620,217	6,620,217
Accumulated deficit	(6,636,743)	(6,465,860)
Total shareholders' equity (deficit)	(16,526)	154,357
Total liabilities and shareholders' equity	$91,904	$270,854

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue, net	$-	$8,745	$-	$101,409
Cost of goods sold	-	1,183	-	100,533
Gross profit (loss)	-	7,562	-	876
Expenses
Contract services	-	3,055	-	78,267
Other general and administrative	43,653	107,448	173,184	327,224
Total expenses	43,653	110,503	173,184	405,491

Net operating loss	(43,653)	(102,941)	(173,184)	(404,615)
Other income (expense)	595	1,414	2,301	(8,629)

Net loss	$(43,058)	$(101,527)	$(170,883)	$(413,244)
Loss per share-basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Three and Nine Months Ended September 30, 2023 and 2022

(unaudited)

	Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2022	20,426,158	$-	$6,620,217	$(6,465,860)	$154,357
Net loss	-	-	-	(89,883)	(89,883)
Balance at March 31, 2023	20,426,158	-	6,620,217	(6,555,743)	64,474
Net loss	-	-	-	(37,942)	(37,942)
Balance at June 30, 2023	20,426,158	$-	$6,620,217	$(6,593,685)	$26,532
Net loss	-	-	-	(43,058)	(43,058)
Balance at September 30, 2023	20,426,158	$-	$6,620,217	$(6,636,743)	$(16,526)

	Three and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	20,426,158	$-	$6,620,217	$(6,000,308)	$619,909
Net loss	-	-	-	(204,123)	(204,123)
Balance at March 31, 2022	20,426,158	-	6,620,217	(6,204,431)	415,786
Net loss	-	-	-	(107,594)	(107,594)
Balance at June 30, 2022	20,426,158	$-	$6,620,217	$(6,312,025)	$308,192
Net loss	-	-	-	(101,527)	(101,527)
Balance at September 30, 2022	20,426,158	$-	$6,620,217	$(6,413,552)	$206,665

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,883)	$(413,244)

Adjustments to reconcile net loss to net cash used in operations:
Gain on the sale of land	-	(1,530)
Bad debt expense	-	40,000
Changes in operating assets and liabilities:
Accounts receivable	-	130,874
Other current assets	15,521	(715)
Accounts payable and accrued liabilities	(23,918)	(58,004)
Deferred revenue	-	(8,745)

Net cash used in operating activities	(179,280)	(311,364)

INVESTING ACTIVITIES
Cash received from sale of land	-	86,530
Cash received from notes receivable - related party	176,211	175,708

Net cash provided by investing activities	176,211	262,238

FINANCING ACTIVITIES
Proceeds from notes payable – related party	20,000	-
Payments of notes payable – related party	(4,149)
Net cash provided by financing activities	15,851	-

Decrease in cash and cash equivalents	12,782	(49,126)

Cash and cash equivalents, beginning of period	2,595	51,393

Cash and cash equivalents, end of period	$15,377	$2,267

Supplemental disclosure of cash flow information:
Cash paid for interest	$851	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(unaudited)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop technologies that would become the Company’s new operating platform. During the first quarter of 2022, through our subsidiary, The Collective Experience LLC (the “Collective Experience”), we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now transitioning the focus of the Company toward new technologies. The Company operated as The Innes Group, Inc., d/b/a MCorp Consulting until filing a Certificate of Amendment to the Articles of Incorporation renaming the Company Touchpoint Metrics, Inc., effective October 18, 2011. During Q1 2015, the Company filed a d/b/a (doing business as) with the State of California Secretary of State to begin doing business as McorpCX. On June 11, 2015, at our Annual General Meeting, shareholders passed a resolution to change the name of the Company to McorpCX, Inc. On June 29, 2020, at our Annual General Meeting, in connection with the sale of McorpCX, LLC, shareholders passed a resolution to change the name of the Company to MCX Technologies Corporation. On November 12, 2020, the Company formed the Collective Experience in Delaware. As of April 1, 2022 MCX no longer has been signing new client engagements within the Collective Experience as we are not pursuing that segment in order to focus on Web 3 technologies and powering the Metaverse.

The consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2023, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. In our opinion, these consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2022, filed on Form 10-K with the SEC on March 31, 2023.  The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

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

The following table summarizes our stock option activity for the nine months ended September 30, 2023:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2022	690,000	$0.23	2.63	-
Granted	-
Exercised	-
Forfeited or expired	(400,000)
Outstanding at September 30, 2023	290,000	$0.23	4.88	$-

Exercisable at September 30, 2023	290,000	$0.23	4.88	$-

As of September 30, 2023, 290,000 stock options were exercisable and all were vested. During the three months ended September 30, 2023, 400,000 reached their expiration date. There was no unrecognized compensation expense from stock options as of September 30, 2023.

There were no options granted during the nine months ended September 30, 2023.

Note 4: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern.

On August 3, 2020, the Company completed the sale of all of the membership interests in McorpCX, LLC, from which it received proceeds of $1,108,000, consisting of $352,000 in cash and a $756,000 promissory note, reflected on the Company’s financial statements as a “note receivable – related party”. Pursuant to the note receivable, the Company has received $20,000 monthly payments of principal and interest from the purchaser of McorpCX, LLC, which we have relied on to fund our operating costs. As of September 30, 2023, the balance on the note receivable, which matures on December 31, 2023, is $76,527. The $20,000 monthly payments to the Company under the note receivable will end on December 31, 2023.

On January 23, 2023 the Company borrowed $20,000 from Gregg Budoi, Interim Chief Financial Officer, and entered into an unsecured Promissory Note that bears interest at the rate of 7%. The accrued interest and outstanding principal balance was due in one lump sum on September 20, 2023. During the quarter ending September 30, 2023, a $5,000 payment was made on the Promissory Note and accrued interest, and the due date was extended to December 31, 2023.

After payment on October 31, 2023 of the remaining $15,851 due under the unsecured Promissory Note, plus accrued interest, held by our Interim Chief Financial Officer, and without the $20,000 in monthly income from the note receivable which ceases on December 31, 2023, the Company believes it does not have sufficient capital to cover our operating costs for the next 12 months, and is seeking ways to raise capital to support operating costs for that period. Therefore, our ability to continue as a going concern is entirely dependent upon our ability over the next 12 months to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 5: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three and nine months ended September 30, 2023 and 2022, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income/(loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 290,000 and 690,000 for the nine months ended September 30, 2023 and 2022, respectively.

Note 6: Related Party Transaction

On January 23, 2023 the Company borrowed $20,000 from the Interim Chief Financial Officer and entered into an unsecured Promissory Note that bears interest at the rate of 7%. The accrued interest and outstanding principal balance was due in one lump sum on September 20, 2023. During the quarter ending September 30, 2023, a $5,000 payment was made on the Promissory Note and accrued interest, and the due date was extended to December 31, 2023.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Such policies were unchanged during the nine months ended September 30, 2023.

Overview

We intend to acquire or develop technologies that would become the Company’s new operating platform.

On November 12, 2020, the Company formed a subsidiary, The Collective Experience, LLC in Delaware (the “Collective Experience”). During the first quarter of 2022, through the Collective Experience, we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We are now transitioning the focus of the Company toward new technologies.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note, reflected on the Company's financial statements as “note receivable – related party”. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The scheduled maturity date of the note, as amended, is December 31, 2023. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by September 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received a total of $739,378 as of the date of this report. The note is secured by the Purchaser's ownership interest in McorpCX LLC.

Sources of Revenue

Prior to the sale of McorpCX, LLC in August 2020, our revenue consisted primarily of fees from professional and consulting services and other revenue primarily related to the reimbursement of expenses mostly through the operations of McorpCX LLC. Product revenue was from productized and software-enabled service sales not elsewhere classified.

As of April 1, 2022, MCX no longer has been signing new client engagements within the Collective Experience as we are not pursuing that segment in order to focus on a new technology platform which may include Web 3 technologies and powering the Metaverse. As of September 30, 2023, we do not have a revenue source and continue to seek a new technology platform that will be the basis for further revenue and profitability.

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

Results of Operations

Revenues and Cost of Goods Sold

During the three and nine months ended September 30, 2023, we had no revenue recognized as well as no related cost of goods sold.

During the three and nine months ended September 30, 2022, we had $8,745 and $101,409, respectively, in revenue recognized as well as the related cost of goods sold of $1,183 and $100,533, respectively, generated through the continuation of one client contract that was entered into in the last quarter of 2021.

			Change from	Percent Change
Net Loss	2023	2022	Prior Year	from Prior Year
Three Months Ended September 30,	$(43,058)	$(101,527)	$58,469	(58%)
Nine Months Ended September 30,	$(170,883)	$(413,244)	$242,361	(59%)

Net loss decreased to $43,058 for the three months ended September 30, 2023 from a net loss of $101,527 for the three months ended September 30, 2022 mostly as a result of a decrease in operating expenses incurred during the three months ended September 30, 2023.

Net loss decreased to $170,883 for the nine months ended September 30, 2023 from a net loss of $413,244 for the nine months ended September 30, 2022 mostly as a result of a decrease in operating expenses incurred during the nine months ended September 30, 2023.

			Change from	Percent Change
Contract Services	2023	2022	Prior Year	from Prior Year
Three Months Ended September 30,	$-	$3,055	$(3,055)	(100%)
Nine Months Ended September 30,	$-	$78,267	$(78,267)	(100%)

Contract service expenses decreased during the three and nine months ended September 30, 2023, due to management eliminating the business line performed by its subsidiary The Collective Experience LLC. While the Company is transitioning to a new technology platform, we have classified all executive, finance, and administrative services under Other General and Administrative expense.

			Change from	Percent Change
Other General and Administrative	2023	2022	Prior Year	from Prior Year
Three Months Ended September 30,	$43,653	$107,448	$(63,795)	(59%)
Nine Months Ended September 30,	$173,184	$327,224	$(154,040)	(47%)

Other general and administrative costs decreased by $63,795 and $154,040 during the three and nine months ended September 30, 2023, respectively, compared with the same periods in 2022 primarily due to a decrease in sales and marketing, professional fees and travel expenses in 2023 compared to 2022.

			Change from	Percent Change
Other Income (Expense)	2023	2022	Prior Year	from Prior Year
Three Months Ended September 30,	$595	$1,414	$(819)	(58%)
Nine Months Ended September 30,	$2,301	$(8,629)	$10,930	(127%)

Other income was $595 and $2,301 in the three and nine months ended September 30, 2023, respectively, compared to other income of $1,414 and other expenses of ($8,629) in the three and nine months ended September 30, 2022, respectively, due to reduced other income from the prior year coupled with a decrease in non-recurring other expenses.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$15,377	$2,595
Working capital	$(93,053)	$(98,381)

Anticipated Uses of Cash

As of September 30, 2023, our cash and cash equivalents had increased to $15,377 from $2,595 and our working capital changed to ($93,053) from ($98,381) as of December 31, 2022.

We received total consideration of $1,108,000 consisting of $352,000 in cash and a $756,000 promissory note for the sale of McorpCX, LLC, which was completed on August 3, 2020, which applied to transaction costs as well as investment toward becoming a technology solutions business. For the nine months ended September 30, 2023, we were able to finance our operations with cash generated through cash on hand as well as $20,000 monthly payments we receive under the note receivable related to the sale of McorpCX, LLC. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

During the nine months ended September 30, 2023, our primary uses of cash included third party contractors to support our consulting services, and general and administrative expenses to support new business development activities.

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

Cash Flow – Nine months ended September 30, 2023 and 2022

Operating Activities. Net cash used in operating activities decreased to $179,280 for the nine months ended September 30, 2023 compared to net cash used in operating activities of $311,364 for the nine months ended September 30, 2022. This decrease was primarily due a decrease in net loss and a decrease in cash used for accounts payable and accrued liabilities, offset by a decrease in cash from accounts receivable.

Investing Activities. Net cash provided by investing activities was $176,211 for the nine months ended September 30, 2023. This included cash received from notes receivable – related party of $176,211. There was cash provided by investing activities of $262,238 for the nine months ended September 30, 2022 due to cash received from related party notes receivable of $175,708 and cash received from the sale of land for $86,530.

Financing Activities. For the nine months ended September 30, 2023, net cash provided by financing activities was $15,851 which includes cash received from an unsecured loan to the company from the Interim Chief Financial Officer in the amount of $20,000, offset by payments to the principal portion of the note of $4,149. There was no cash provided by, or used in, financing activities for the nine months ended September 30, 2022.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the nine month period ended on September 30, 2023.

Purchases of Equity Securities

During the nine months ended September 30, 2023 there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November 2023.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed