Form 10-K
period 2023-12-31
MCX Technologies Corp
filed 2024-04-15
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-54918

MCX TECHNOLOGIES CORPORATION.

(Exact name of registrant as specified in its charter)

California	26-0030631
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 29, 2023 the last business day of the registrant’s most recently completed fiscal year, based on the closing price of the registrant’s common stock on the OTC Pink Sheets on such date, was approximately $245,114

At April 15, 2024, 20,426,158 shares of the registrant’s common stock were outstanding.

TABLE OF CONTENTS

		Page

	PART I	3

Item 1.	Business.	3
Item 1A.	Risk Factors.	5
Item 1B.	Unresolved Staff Comments.	9
Item 2.	Properties.	9
Item 3.	Legal Proceedings.	9
Item 4.	Mine Safety Disclosure.	9

	PART II	10

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	10
Item 6.	Selected Financial Data.	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 8.	Financial Statements and Supplementary Data.	15
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	16
Item 9A.	Controls and Procedures.	16
Item 9B.	Other Information.	17

	PART III	17

Item 10.	Directors, Executive Officers and Corporate Governance.	17
Item 11.	Executive Compensation.	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	22
Item 14.	Principal Accountant Fees and Services.	23

	PART IV	24

Item 15.	Exhibits and Financial Statement Schedules.	24

Signatures		26

Exhibit Index		24

PART I

ITEM 1.	BUSINESS.

General

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop a technologies that would become the Company’s new operating platform which may include innovations directed toward the internet’s evolution into the Web 3. During the first quarter of 2022 and the year 2021, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We have ceased operations under TCE and we are now transitioning the focus of the Company toward new technologies.

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

On November 12, 2020, the Company formed a wholly owned subsidiary, The Collective Experience, LLC (the “Collective Experience” or “TCE”) as a Delaware limited liability company. The Company was providing all of its digital transformation and marketing management consulting services, which was the Company’s sole revenue generating operations, through the Collective Experience.

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

Dependence on Major Customers

As of December 31, 2023, there were no active customers under TCE or MCX and we only had one customer active during the year ended December 31, 2022.

Intellectual Property

We rely on intellectual property laws, contractual arrangements, such as assignment, confidentiality and non-disclosure agreements, and confidentiality procedures and technical measures to gain rights to and protect the technology and intellectual property used in our business.

As of December 31, 2023, we do not own any trademarks or service marks, patents or other intellectual property assets.

Insurance

During the year ended December 31, 2023, we maintained general liability, commercial auto, and insurance policies and separate insurance coverage for its directors and officers.

Employees

At the end of 2023 we had no full-time or part-time employees and one independent contractor. We have never experienced any employment-related work stoppages and our independent contractors are not represented by a labor union or collective bargaining agreements. We intend to hire more employees and independent contractors on an as-needed basis.

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

During the years ended December 31, 2023 and 2022, we incurred net operating losses of $238,745 and $460,003, respectively. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop our Web 3 technologies business.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned business activities. For example, beginning in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. Any new outbreak may prompt precautionary government-imposed closures of certain travel and businesses. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions from any new outbreak, but if we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

If we do not attract new customers, we will not make a profit, which ultimately will result in a cessation of operations.

Our ability to maintain operations is predicated upon us being able to acquire or develop Web 3 technologies and related products and services, and being able to sell or license those technologies, products and services to clients. As of December 31, 2023, we did not have any active clients, and there are no assurances that we will be able to expand our customer base. If we are unable to attract and maintain an adequate customer base to generate revenues, we will have to suspend or cease operations.

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

We have limited access to financing and capital to fund our operations

We primarily generate cash to fund our business operations from the proceeds from the sale of McorpCX, LLC in August 2020. However, since we have incurred net losses in each of 2022 and 2023, and our cash from operations will not be sufficient to fund our business operations on an ongoing basis. Accordingly, we will require additional financing to continue our operations. We do not have any arrangements in place for any future debt or equity financing and there is no assurance that any financing would be available to us.

Our inability to generate sufficient cash flows may result in our Company not being able to continue as a going concern.

For the years ended December 31, 2023 and 2022 the Company had a net loss of $197,130 and $465,552, respectively. These circumstances result in substantial doubt as to the Company’s ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon the Company's ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common shares.

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

Because we have only two officers and three directors who are responsible for our managerial and organizational structure, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us.

We have only two officers and three directors. These persons are responsible for our managerial and organizational structure, which include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. As such, they are responsible for the administration of the Company’s internal controls. Should they not properly administer the Company’s internal controls, we may be subject to sanctions and fines by the SEC.

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting and concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of U.S. generally accepted accounting principles. Management determined that this was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. See Item 9A Controls and Procedures – Internal Control Over Financial Reporting for more information. Although management has taken steps in 2023 to address the deficiencies in our internal controls, the Company currently does not have sufficient internal controls over financial reporting which could limit investment in the Company’s securities and expose the Company to SEC fines or administrative sanctions.

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

Holders

There are 43 holders of record for our common stock as of April 15, 2024 and there are a total of 20,426,158 shares of common stock outstanding as of such date. As some of our shares of common stock are held in “street name” by brokers on behalf of shareholders, we are unable to estimate the total number of beneficial holders of our common stock represented by these record holders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2023 with respect to compensation plans under which shares of our common stock may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
			[1]
Equity compensation plans approved by security holders	290,000	$0.30	1,752,616
Equity compensation plans not approved by securities holders	None	None	None

Total	290,000	$0.30	1,752,616

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities

During the twelve months ended December 31, 2023, there were no purchases of shares of common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

Overview

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop a technology that would become the Company’s new operating platform which may include innovations directed toward the internet’s evolution into the Web 3. During the first quarter of 2022 and the year 2021, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We have ceased operations under TCE and we are now transitioning the focus of the Company toward new technologies.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve-month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC. On June 11, 2021, the Company and the Purchaser entered into an amendment to the promissory note whereby the Purchaser agreed to pay the Company One Hundred Thousand Dollars ($100,000) on or before July 1, 2021 to be applied towards the outstanding principal amount of the promissory note and then going forward to pay the remaining principal amount in installments of Twenty Thousand Dollars ($20,000) each due on the first day of each month commencing on August 1, 2021 until the principal amount is paid in full, with the final payment being the remaining unpaid outstanding balance due at that time. The amendment to the promissory note also provides that the promissory note will be considered paid in full if any of the following occurs: (i) the Purchaser pays at least 90% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2021; (ii) the Purchaser pays at least 95% of the outstanding balance due under the promissory note by June 30, 2022; and (iii) the Purchaser pays at least 97.5% of the outstanding balance due (principal and interest) under the promissory note by December 31, 2022. The Company has received a total of $579,378 as of December 31, 2022, which is less than 97.5% of the original outstanding balance, and as such the promissory note is not considered paid in full. The note is secured by the Purchaser's ownership interest in McorpCX LLC.

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

The Company’s consulting services were contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW would span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognized revenue based upon a percentage of completion of each SOW during each project. In addition, we incurred travel and other miscellaneous expenses during work on each SOW which we bill our clients for reimbursement. The travel and miscellaneous expenses were recognized in revenue on a percentage of work complete basis.  In addition, some clients would enter annual or longer-term contracts that would have a monthly retainer for general consulting and project services.  The revenue for these engagements was recognized on straight-line basis monthly during the term of the contract.

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

	Year Ended		Change from	Percent Change
	2023	2022	Prior Year	from Prior Year
Net Operating Loss	$(238,745)	$(460,003)	$221,258	48%

For the year ended December 31, 2023 we had net operating loss of $238,745 compared to a net operating loss of $460,003 in 2022. The decrease in net operating loss in 2023 compared to 2022 was primarily a result of the elimination of the costs associated with the discontinuance and expenses associated with the winding up of the TCE operations.

	Year Ended		Change from	Percent Change
	2023	2022	Prior Year	from Prior Year
Salaries and Wages	$0	$0	$0	nm

There were no employees of the Company during the year ended December 31, 2023 and 2022.

	Year Ended		Change from	Percent Change
	2023	2022	Prior Year	from Prior Year
Contract Services	$0	$75,212	$(75,212)	(nm	%)

Contract services expenses decreased during the year ended December 31, 2023 compared to 2022 due to reduction in operations. In addition, while the Company is transitioning to Web 3 technologies, we have classified all executive, finance, and administrative services under Other General and Administrative expense.

	Year Ended		Change from	Percent Change
	2023	2022	Prior Year	from Prior Year
Other General and Administrative	$238,745	$386,850	$(148,105)	(38%	)

Other general and administrative costs decreased by $148,105 during the year ended December 31, 2023 compared to 2022 primarily due to an overall decrease in sales, marketing, legal, accounting and travel expenses in 2023 compared to 2022.

	Year Ended		Change from	Percent Change
	2022	2021	Prior Year	from Prior Year
Other income/(expense)	$41,615	$(5,549)	$47,164	(850)%

Other expenses were consistent year over year and primarily consisted of non-recurring other expenses, offset by intercompany liabilities eliminated from the discontinuance of the TCE subsidiary.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	December 31, 2023	December 31, 2021
Cash and cash equivalents	$46,069	$2,595
Working capital	$(58,899)	$(98,381)

Anticipated Uses of Cash

As of December 31, 2023, our cash and cash equivalents and working capital had increased to $46,069 and a negative $(58,899), respectively, from $2,595 and $(98,381) as of December 31, 2022.

For the year ended December 31, 2023 and 2022, we were able to finance our operations with cash generated through cash on hand as well as proceeds of the sale of McorpCX, LLC that took place in 2020. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business, however, the Company will need to raise additional capital to continue operations.

During the year ended December 31, 2023, our primary uses of cash included third party contractors to support our general and administrative expenses and to support seeking new business activities.

We currently plan to fund our expenditures with cash on hand as well as cash flows generated from new revenue sources as a digital transformation company. We will need to raise additional capital through debt financing and common stock sales if we cannot commence generating revenue. We do not intend to pay dividends in the foreseeable future. In addition to the note receivable due to the Company, we are seeking new sources of revenue to fund our capital requirements for our business during the next 12 months.

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

We intend to continue to seek ways to transition our business to new technologies, including through acquisitions, mergers, licensing arrangements, joint-ventures new capital resources will be required. Depending on the size of a transaction, the capital resources that will be required can be substantial, and there is no assurance these capital resources will be available to us when required.

Cash Flow for the Years Ended December 31, 2023 and 2022

Operating Activities. Net cash used in operating activities decreased to $208,989 for the year ended December 31, 2023 compared to net cash used in operating activities of $367,957 in 2022. This decrease in cash used in operating activities in 2023 compared to 2022 was primarily due to a reduction in net losses in 2023 compared to 2022.

Investing Activities. There was cash provided by investing activities of $236,612 for the year ended December 31, 2023 due to cash received from the related party notes receivable issued in connection with the sale of McorpCX, LLC. In 2022, cash provided by investing activities of $319,159 was due to cash received from the related party notes receivable issued in connection with the sale of McorpCX, LLC plus proceeds from the sale of vacant land.

Financing Activities. During the year ended December 31, 2023, we received net financing proceeds of $15,851 from a note payable from the Company’s Chief Financial Officer. There was no cash provided by or used in financing activities for the year ended December 31, 2022.

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

MCX Technologies Corporation

MCX Technologies Corporation

Consolidated Balance Sheets

	(Unaudited)
	December 31,	December 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$46,069	$2,595
Accounts receivable	-	-
Other Current Assets	-	15,521
Total current assets	46,069	18,116
Long term assets:
Land	-	-
Notes receivable - related party	16,126	252,738
Total assets	$62,195	$270,854

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable and accrued liabilities	$88,767	$116,497
Note Payable Related Party	16,201	-
Total current liabilities	104,968	116,497
Total liabilities	104,968	116,497
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	6,620,217	6,620,217
Accumulated deficit	(6,662,990)	(6,465,860)
Total shareholders' equity	(42,773)	154,357
Total liabilities and shareholders' equity	$62,195	$270,854

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

	Year Ended
	December 31,
	2023	2022
	(Unaudited)

Revenue, net	$-	$101,409
Cost of goods sold	-	99,350
Gross profit	-	2,059
Expenses
Salaries and wages	-	-
Contract services	-	75,212
Other general and administrative	238,745	386,850
Total expenses	238,745	462,062

Net operating loss	(238,745)	(460,003)
Other Income/(expense)	41,615	(5,549)

Net loss	$(197,130)	$(465,552)

Net loss per share-basic and diluted:
Continuing operations	$(0.01)	$(0.02))

Total earnings	$(0.01)	$(0.02))

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2021	20,426,158	$-	$6,620,217	$(6,000,308)	$619,909
Net loss	-	-	-	(465,552)	(465,552)
Balance at December 31, 2022	20,426,158	$-	$6,620,217	$(6,465,860)	$154,357
Net loss	-	-	-	(197,130)	(197,130)
Balance at December 31, 2023	20,426,158	$-	$6,620,217	$(6,662,990)	$(42,773)

The accompanying notes are an integral part of these consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(197,130)	$(465,552)

Adjustments to reconcile net loss to net cash used in operations:

Stock compensation expense	-
Gain on the sale of land	-	(1,530
Bad debt expense	-	40,000
Changes in operating assets and liabilities:
Accounts receivable	-	130,874
Other assets	15,521	(15,521)
Accounts payable and accrued liabilities	(27,380)	(47,483)
Deferred revenue	-	(8,745)

Net cash used in operating activities	(208,989)	(367,957)

INVESTING ACTIVITIES
Cash received from sale of land	-	86,530
Cash received from notes receivable - related party	236,612	232,629

Net cash provided by investing activities	236,612	319,159
FINANCING ACTIVITIES
Payments on note payable – related party	(4,149)	-
Cash received from notes payable - related party	20,000	-

Net cash provided by investing activities	15,851	-

Increase/(Decrease) in cash and cash equivalents	43,474	(48,798)

Cash and cash equivalents, beginning of period	2,595	51,393

Cash and cash equivalents, end of period	$46,069	$2,595

Supplemental disclosure of cash flow information:
Continuing operations
Interest paid	$851	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 & 2021

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop a technologies that would become the Company’s new operating platform which may include innovations directed toward the internet’s evolution into the Web 3. During the first quarter of 2022 and the year 2021, through our subsidiary The Collective Experience LLC we generated revenue by delivering digital transformation solutions to customer centric organizations through integrated marketing, data science, and commerce. We have ceased operations under TCE and we are now transitioning the focus of the Company toward new technologies.

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

On November 12, 2020, the Company formed a wholly owned subsidiary, The Collective Experience, LLC (the “Collective Experience” or “TCE”) as a Delaware limited liability company. The Company was providing all of its digital transformation and marketing management consulting services, which was the Company’s sole revenue generating operations, through the Collective Experience.

The Company lacks financial resources to complete an audit of its year-ended December 31, 2023 financial statements. As such, were the results to be audited, potential adjustments might result and the final reported results could be materially different from those presented herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report for the year ended December 31, 2022, filed on Form 10-K with the SEC on March 31, 2023.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, do not require collateral, and do not bear interest. The Company estimates its allowance for doubtful accounts by evaluating specific accounts where information indicates the Company’s customers may have an inability to meet financial obligations, such as bankruptcy and significantly aged receivables outstanding. No allowance for doubtful accounts is required to be recognized as of December 31, 2023 and 2022.

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

The Company’s consolidated financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amount of cash, accounts receivable and accounts payable approximates fair value because of the short-term nature of these items. The Company does not have any financial instruments that are required to be fair valued on a recurring basis as of December 31, 2023 and 2022.

Advertising Expense

Advertising is expensed as incurred. There was $0 and $5,925 of advertising expense during the twelve months ended December 31, 2023 and 2022, respectively.

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

Note 3: Revenues

Consulting Service Revenues

As of December 31, 2023, we did not have any source of revenue. In the year ended December 31, 2022, our only source of revenue from continued operations was derived from engagements managed within our wholly owned subsidiary, The Collective Experience LLC (“TCE”) that is providing digital Transformation services include brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies. The Company’s consulting services were contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW would span a period of 60-180 days and will usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognized revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incur travel and other miscellaneous expenses during work on each SOW which we bill to our clients for reimbursement. The travel and miscellaneous expenses were recognized in revenue on a percentage of work complete basis. In addition, some clients would enter into annual or longer-term contracts that would have a monthly retainer for general consulting and project services. The revenue for these engagements was recognized on straight-line basis monthly during the term of the contract.

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

Deferred Revenues (Contract Liabilities)

The Company recorded deferred revenues when cash payments were received, including amounts which were refundable.

Payment terms vary by customer and the products or services offered. For certain products or services and customer types, full or a partial payment of the entire contract is required before the products or services are delivered to the customer.

During the twelve months ended December 31, 2023 there was $0 revenue recognized related deferred revenue.

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

The following table summarizes our stock option activity for the twelve months ended December 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	690,000	$0.23	6.63	-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Forfeited or expired	400,000	-	-	-
Outstanding at December 31, 2023	290,000	$0.30	4.63	-
Exercisable at December 31, 2023	290,000	$0.30	4.63	$-

Unvested	-

At December 31, 2023, 290,000 stock options were exercisable and no compensation cost related to share-based compensation grants was recognized for the year ended December 31, 2023. There was no unrecognized compensation expense from stock options at December 31, 2023.

There were no options granted during the year ended December 31, 2023.

There were no nonvested options during the year ended December 31, 2023.

Note 5: Concentrations

As of December 31, 2023, there was no sales to customers. During the year ended December 31, 2022 we had sales to one customers. The sale was made without collateral and the credit-related losses have been insignificant however if there is no provision made to include an allowance for doubtful accounts.

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

As of December 31, 2023, the Company has net operating loss carry-forwards of approximately $5,900,000 that will begin to expire in 2033. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the utilization of NOLs and other tax attributes may be subject to substantial limitations if certain ownership changes occur during a three-year testing period (as defined by the Internal Revenue Code). A valuation allowance was established for all the net deferred tax assets because realization is not assured. The components of the deferred tax assets consist of the following:

	December 31,
	2023	2022
Net operating losses	$197,130	$465,552
Less: valuation allowance	(197,130)	(465,552)
Net deferred tax assets	$-	$-

Note 8: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the twelve months ended December 31, 2023 and 2022, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income / (loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 290,000 for the twelve months ended December 31, 2023 and 2022.

The computations for basic and diluted net loss per share are as follows:

	Year Ended December 31,
	2022	2021
Net loss	$(197,130)	$(465,552)

Basic and diluted weighted average common shares outstanding	20,426,158	20,426,158

Net loss income per share, basic and diluted	$(0.01)	$(0.02)

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

Note 10: Notes Payable

On January 23, 2023, the Company borrowed $20,000 from the Interim Chief Financial Officer and entered an unsecured Promissory Note that bears interest at the rate of 7%. The accrued interest and outstanding principal balance is due on January 31, 2024, however a payment of $5,000 which included principal and accrued interest was paid by the Company during 2023.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s management concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

As of December 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2023.

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

The names, addresses, ages and positions of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Christopher Rowlison	55	Interim Chief Executive Officer and Director
176 South Capital Blvd
Boise, ID 83702

Gregg Budoi	59	Interim Chief Financial Officer and Director
176 South Capital Blvd
Boise, ID 83702

Susan Olsen	52	Director
176 South Capital Blvd
Boise, ID 83702

The people named above are expected to hold their offices/positions until the next annual meeting of our stockholders.

There are no family relationships between any of our directors or executive officers.

Background of Officers and Directors

Christopher Rowlison – Interim Chief Executive Officer and Director

Mr. Rowlison has served as the Company’s Interim Chief Executive Officer since December 31, 2022 and a director on the Board since November 11, 2020. Mr. Rowlison previously served as the Company's Chief Executive Officer from December 31, 2021 to December 31, 2022. From September 2018 to the present, Mr. Rowlison has served as the President of Liquid Agency, a Brand Experience Agency based in Silicon Valley. Prior to that, Mr. Rowlison was at Wire Stone, LLC where he spent 15 years in various positions, including Senior Vice President & Chief Client Officer from 2002 to 2017. Previously, Mr. Rowlison was Senior Director, Emerging Marketing Solutions for Hewlett-Packard from 2000 to 2002.

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

Susan Olsen – Director

Susan Olsen has been a director since January 27, 2022. Ms. Olsen has been the CFO/COO of Troxell Ennis & Hawley LLP law firm since 2001. Ms. Olsen guides Hawley Troxell’s business objectives, culture, and the ethical requirements of the legal profession and is responsible for all financial and operational functions of the 75+ attorney law firm. Ms. Olsen is a Certified Legal Manager, holds a Master of Business Administration degree from Boise State University, and a Bachelor of Science degree in Business Administration from the Lewis Clark State College.

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

Audit Committee Financial Expert

Our Board has determined that Ms. Olsen is an independent director under the standards established by the NASDAQ Stock Market and Ms. Olsen qualifies as an "audit committee financial expert" as defined in applicable SEC rules and along with Mr. Rowlison, comprise the audit committee of the Company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of information available to us and a review of the information filed with the SEC, with the exception of a Form 3 required to be filed by Susan Olsen, all officers, directors and owners of 10% or more of our shares of common stock have filed all reports required by Section 16(a) of the Exchange Act for the year ended December 31, 2023.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company has not entered into employment agreement(s) with any of the Company’s named executive officers.

The following table sets forth information with respect to compensation paid by us to our “named executive officers” (which includes our principle executive officer or “PEO” and our two highest compensated officers in 2023 outside of our PEO) for each of the last two years as well as all persons who served as our PEO during 2023 but were not serving in such position at the end of such year. No other executive officer of the Company received total compensation in 2023 or 2022 in excess of $100,000, and thus disclosure is not required for any other person other than for the persons below.

Executive Officer Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
Name and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Christopher Rowlison,	2023	0	0	0	0	0	0	0	0
Interim Chief Executive Officer	2022	0	0	0	0	0	0	0	0

Gregg Budoi,	2023	0	0	0	0	0	0	0	0
Former Chief Executive Officer and current Interim Chief Financial Officer [1]	2022	0	0	0	0	0	0	0	0

[1]	Mr. Budoi was appointed our Interim Chief Financial Officer on January 15, 2021 and served as our Interim Chief Executive Officer until February 3, 2020

The following table sets forth information with respect to compensation paid by us to our non-employee directors (all directors except for Mr. Budoi) during the last completed fiscal year ended December 31, 2023.

Director Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Change in
Pension Value &
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Susan Olsen	0	0	0	0	0	0	0
Christopher Rowlison	0	0	0	0	0	0	0

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

The following table sets forth information with respect to outstanding equity awards held by our named executive officers at December 31, 2023.

Outstanding Equity Awards at December 31, 2023
			Equity Incentive				Equity Incentive
	Number of	Number of	Plan Awards:			Number of	Plan Awards:
	Securities	Securities	Securities			Shares	Number of
	Underlying	Underlying	Underlying			Or Units of	Unearned
	Unexercised	Unexercised	Unexercised	Option	Option	Stock	Shares,
	Options	Options	Unearned	Exercise	Expiration	that have not	Units that
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gregg Budoi	290,000	0	0	$0.30	8/16/2028	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 14, 2024, the total number of shares owned beneficially by each of our directors, director nominees and named executive officers, individually and directors and all executive officers as a group, and the present owners of 5% or more of our total outstanding shares of common stock.  Shares of common stock subject to options and warrants exercisable within 60 days from the date of this table are deemed to be outstanding and beneficially owned for purposes of computing the number of shares held and the percentage ownership of such each individual but are not treated as outstanding for purposes of computing the percentage ownership of others.

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

Applicable percentage ownership is based on 20,426,158 shares of common stock outstanding as of April 15, 2024

	Shares of Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number		%
Christopher Rowlison	0		*
176 South Capital Blvd.
Boise, ID 83702

Gregg Budoi	290,000	[1]	1.40%
176 South Capital Blvd.
Boise, ID 83702

Susan Olsen	0
176 South Capital Blvd.
Boise, ID 83702

All officers and directors as a group (3 individuals)	290,000		1.40%

Alex Guidi	2,762,302	[2]	13.52%
2040 – 885 West Georgia Street
Vancouver, British Columbia V6C 3E8

Eva Lundin	2,900,000	[3]	14.20%
6 Rue de Rive
1204 Geneva, Switzerland

Peter Loretto	1,443,262	[4]	7.07%
350-6165 HWY 17
Delta British Columbia V4K 5B8

Michael Hinshaw	5,200,000		25.46%
176 South Capital Blvd.
Boise, ID 83702

*Represents beneficial ownership of less than 1%.

[1]	Includes 290,000 shares issuable pursuant to presently exercisable stock option and options that become exercisable.

[2]	Based on Schedule 13D filed by the reporting person with the SEC on February 24, 2016.

[3]	Based on Schedule 13G filed by the reporting person with the SEC on February 18, 2016.

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

Independence of Directors

Our shares of common stock are not listed on a national securities exchange or an inter-dealer quotation system that requires that a majority of our Board of Directors consist of independent directors. Under these circumstances, the rules of the SEC require that we identify which of our directors is independent using a definition for independence for directors of a national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, with us, our senior management and our independent registered public accounting firm, our board of directors has determined that Ms. Olsen is an independent director under standards established by the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table presents fees for professional audit services for the audit of the Company’s annual consolidated financial statements for fiscal year 2023 and 2022 and fees billed for other services rendered during 2023 and 2022.

	Fiscal 2023	Fiscal 2022
	MaloneBailey	MaloneBailey
Type of Service/Fee
Audit Fees (1)	$75,980	$74,000
Audit Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-

(1) Audit Fees consist of fees for professional services rendered for the audit of the company's consolidated financial statements included in its Annual Report on Form 10-K, the review of the interim financial statements included in its Quarterly Reports on Form 10-Q, and for the services that are normally provided in connection with regulatory filings or engagements. The Audit Fees include the audits for the 2022 and 2021 audited financial statements that were incurred during 2023 and 2022 respectively.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2024.

MCX TECHNOLOGIES CORPORATION.

BY:	/s/ CHRISTOPHER ROWLISON
Christopher Rowlison
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER ROWLISON	Interim Chief Executive Officer (Principal Executive Officer), and Director	April 15, 2024
Christopher Rowlison

/s/ GREGG BUDOI	Interim Chief Financial Officer (Principal Accounting and Financial Officer)	April 15, 2024
Gregg Budoi	and Director

/s/ SUSAN OLSEN	Director	April 15, 2024
Susan Olsen