Form 10-Q
period 2024-03-31
MCX Technologies Corp
filed 2024-06-03
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-54918

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,426,158 as of May 31, 2024.

MCX Technologies Corporation

Form 10-Q Quarterly Report

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

MCX Technologies Corporation

Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,525	$46,069
Accounts receivable	-	-
Other current assets	-	-
Total current assets	43,525	46,069
Long term assets:
Notes receivable - related party	-	16,126
Total assets	$43,525	$62,195

Liabilities and Shareholders' Equity
Liabilities
Accounts payable and accrued liabilities	$96,411	$88,767
Deferred revenue	-	-
Note Payable – Related Party	-	16,201
Total current liabilities	96,411	104,968
Total liabilities	96,411	104,968
Shareholders' equity:
Common stock, no par value, 500,000,000 shares authorized, 20,426,158 shares issued and outstanding at March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	6,620,217	6,620,217
Accumulated deficit	(6,673,103)	(6,662,990)
Total shareholders' equity	(52,886)	(42,773)
Total liabilities and shareholders' equity	$43,525	$62,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue, net	$-	$-
Cost of goods sold	-	-
Gross profit (loss)	-	-
Expenses
Salaries and wages	-	_-
Contract services	-	-
Other general and administrative	10,113	90,760
Total expenses	10,113	90,760

Net operating loss	(10,113)	(90,760)
Other income (expense)	-	877

Net loss	$(10,113)	$(89,883)
Loss per share-basic and diluted	$(0.0005)	$(0.004)

Weighted average common shares outstanding-basic and diluted	20,426,158	20,426,158

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 30, 2024 and 2023

(unaudited)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2023	20,426,158	$-	$6,620,217	$(6,662,990)	$(42,773)
Net loss	-	-	-	(10,113)	(10,113)
Balance at March 31, 2024	20,426,158	-	6,620,217	(6,673,103)	(52,886)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid in	Retained Earnings (Accumulated
	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2022	20,426,158	$-	$6,620,217	$(6,465,860)	$154,357
Net loss	-	-	-	(89,883)	(89,883)
Balance at March 31, 2023	20,426,158	-	6,620,217	(6,555,743)	64,474

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX Technologies Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,113)	$(89,883)

Adjustments to reconcile net loss to net cash used in operations:
Stock compensation expense	-	-
Gain on the sale of land	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	-
Accrued revenue		-
Other assets	-	(2,143)
Accounts payable and accrued liabilities	7,644	(5,720)
Deferred revenue	-	-

Net cash used in operating activities	(2,469)	(97,746)

INVESTING ACTIVITIES

Cash received from notes receivable - related party	16,126	78,334

Net cash provided by investing activities	16,126	78,334
FINANCING ACTIVITIES
Payment on Note Payable – Related Party	(16,201)
Proceeds from Note Payable – Related Party	-	20,000
Net cash provided by financing activities	(16,201)	20,000

Increase/(Decrease) in cash and cash equivalents	(2,544)	588

Cash and cash equivalents, beginning of period	46,069	2,595

Cash and cash equivalents, end of period	$43,525	$3,183

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

MCX TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(unaudited & unreviewed)

Note 1: Organization and Basis of Presentation

MCX Technologies Corporation (“we,” “us,” “our,” or the “Company”) intends to acquire or develop new technologies that would become the Company’s new operating platform which may include innovations directed toward the internet’s evolution into the Web 3.

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

On November 12, 2020, the Company formed a wholly owned subsidiary, The Collective Experience, LLC (the “Collective Experience” or “TCE”) as a Delaware limited liability company. The Company was providing all of its digital transformation and marketing management consulting services, which was the Company’s sole revenue generating operations, through the Collective Experience. However, the operations of TCE were ceased in the first quarter of 2022.

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

Note 3: Revenues

Consulting Service Revenues

While the Company transitions to a new operating platform, it had no revenue for the three months ended March 31, 2024 or 2023. Previously in 2021 and 2022, our only source of revenue was derived from engagements managed within our wholly owned subsidiary, The Collective Experience LLC (“TCE”), that provided digital Transformation services including brand strategy, data science, pricing science, customer experience management consulting and implementation in support of these strategies. The consulting services were contracted under master terms and conditions with statements of work (“SOW”) defined for each project. A typical consulting SOW would span a period of 60-180 days and would usually be billed to the client based on certain milestones being achieved throughout the SOW. The Company recognized revenue based upon a percentage of completion of each SOW during each project. In addition, we typically incurred travel and other miscellaneous expenses during work on each SOW which was billed to our clients for reimbursement. The travel and miscellaneous expenses are recognized in revenue on a percentage of work complete basis. In addition, some clients would enter annual or long-term contracts that will have a monthly retainer for general consulting and project services. The revenue for these engagements is recognized on straight-line basis monthly during the term of the contract. As of April 1, 2022, MCX no longer has been signing new client engagements within TCE as we are not pursuing that segment in order to focus on new technology platforms.

Accrued Revenues

The timing of revenue recognition, invoicing and cash collections affect trade accounts receivable and accrued revenue on the Consolidated Balance Sheets. Accrued revenue represents revenue on contracts that is recognized according to performance obligations being met and exceeds the amount that has been billed to the customer. Accrued revenue is separately presented in the Consolidated Balance Sheets. For the three-month period ended March 31, 2024 there was no accrued revenue reported.

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

During the three months ended March 31, 2024, and 2023 respectively there was no revenue recognized related to any contract liabilities included in deferred revenue.

Contract Assets

Given the nature of the Company’s services and contracts, it has no contract assets.

Practical Expedients and Exemptions

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less and the commissions are only due and payable upon receipt of payment from the client. These costs are recorded within sales and marketing expenses. During the three months ended March 31, 2024, the Company did not incur any sales commissions.

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

The following table summarizes our stock option activity for the three months ended March 31, 2024:

		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at December 31, 2023	290,000	$0.30	4.63	-
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2024	290,000	$0.30	4.38	$-

Exercisable at March 31, 2024	290,000	$0.30	4.38	$-

As of March 31, 2024, 290,000 stock options were exercisable and all were vested. There was no unrecognized compensation expense from stock options as of March 31, 2024.

There were no options granted during the three months ended March 31, 2024.

Note 5: Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming that the Company will continue as a going concern.

We have had material operating losses, no revenue for the past 12 months and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Note 6: Basic and Diluted Net Income / (Loss) per Share

Net income (loss) per share was computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. For the three months ended March 31, 2024 and 2023, the assumed exercise of share options is anti-dilutive and are excluded from the determination of net income (loss) per share – basic and diluted. The share options were anti-dilutive due to the Company’s net loss or the Company’s common stock average market price was less than the share options exercise price. Accordingly, net income/(loss) per share basic and diluted are equal in all periods presented. Securities that were not included in the diluted per share calculations because they would be anti-dilutive were options to purchase common stock of 290,000 and 690,000 for the three months ended March 31, 2024 and 2023, respectively.

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

A description of the Company’s critical accounting policies and related judgments and estimates that affect the preparation of the Company’s financial statements is set forth in under the heading “Critical Accounting Policies and Estimates” in Item 7, Management’s Discussion and Analysis of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Such policies were unchanged during the three months ended March 31, 2024. For the year ended December 31, 2023, we did not have the financial statements audited and for the three month period ended March 31, 2024, we have not engaged an accounting firm to review the financial statements; as such, the financial statements are the internal financial statements of the Company.

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

As consideration for the sale of McorpCX LLC, the Company received a total of $352,000 in cash consisting of $100,000 received upon the signing of the purchase agreement and $252,000 received at the closing of the transaction along with a $756,000 promissory note. The promissory note has an initial annual interest rate of 0.99% (to be recalculated at the end of each twelve-month period subsequent to the date of the note based on the annual Applicable Federal Rate for mid-term loans on the first business day following each such twelve month period) accruing daily on the outstanding balance of the note, and monthly principal payments are payable to the Company over a term of four or more years. Monthly principal payments to the Company were initially $7,292 per month for the first twelve months following the date of the note, and then during each subsequent twelve-month period are based on the annual revenues of McorpCX, LLC.  The note is secured by the Purchaser's ownership interest in McorpCX LLC. On June 11, 2021, the note was amended whereby the obligor would pay $100,000 principal payment on or before July 1, 2021 and the remaining principal and interest would be paid in installments of $20,000 per month due on the first day of each month with the final payment being made in January 2024.

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

As of March 31, 2024, we continue to seek a new technology platform that will be the basis for further revenue and profitability.

Operating Expenses

Cost of Goods Sold

Historically, cost of goods sold consisted primarily of expenses directly related to providing professional and consulting services. Those expenses formerly included contract labor, third-party services, and materials and travel expenses related to providing professional services to our clients.

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

Results of Operations

Revenues and Cost of Goods Sold

During the three months ended March 31, 2024 and 2023, we had no revenue recognized as well as no related cost of goods sold.

Net Loss	2024	2023	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$(10,113)	$(89,883)	$79,770	88.8%

Net loss decreased to $10,113 for the three months ended March 31, 2024 from a net loss of $89,883 for the three months ended March 31, 2023 mostly as a result of decrease in operating expenses incurred during each period.

Salaries and Wages	2024	2023	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31	$-	$-	$-	0%

There were no expenses attributable to salaries and wages for the three months ended March 31, 2024 and 2023 respectively, as stock options have been fully expensed and the officers have not taken any salary in either period.

Contract Services	2024	2023	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31	$-	$0	$0	nm

Contract service expenses did not occur in either three-month period ended March 31, 2024 or 2023. While the Company is transitioning to a new technology platform, we have classified all executive, finance, and administrative services under Other General and Administrative expense.

Other General and Administrative	2024	2023	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31,	$10,113	$90,760	$(80,647)	(88.9%)

Other general and administrative costs decreased by $80,647 during the three months ended March 31, 2024, compared with the same period in 2023 primarily due to a reclassification of contract services into general and administrative expenses and due to a lack of funding, the Company did not engage its auditors to perform an audit of its financial statements or quarterly review thereof in this first quarter of 2024.

Other Income (Expense)	2024	2023	Change from Prior Year	Percent Change from Prior Year
Three Months Ended March 31	$0	$877	$877	100%

Other income was $0 in the three months ended March 31, 2024, compared to other expense of $877 in the three months ended March 31, 2023, due to a reduction of interest income from the note receivable.

Liquidity and Capital Resources

We measure our liquidity in a variety of ways, including the following:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$43,525	$46,069
Working capital	$(52,886)	$(42,698)

Anticipated Uses of Cash

As of March 31, 2024, our cash and cash equivalents had decreased to $43,525 from $46,069 and our working capital changed to ($52,886) from ($42,698) as of December 31, 2023.

For the three months ended March 31, 2024, we were able to finance our operations with cash on hand as well as proceeds of the final note payment related to the sale of McorpCX, LLC. The accompanying consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

During the three months ended March 31, 2024, our primary uses of cash included third party general and administrative expenses to support compliance expenses and pursuit of new business development activities.

We have had material operating losses, no revenue for the past 12-months, and have not yet created positive cash flows for a full fiscal year. These factors raise substantial doubt as to our ability to continue as a going concern.  Our ability to continue as a going concern is entirely dependent upon our ability to achieve a level of profitability, and/or to raise additional capital through debt financing and/or through sales of common stock. We cannot provide any assurance that profits from operations, if any, will generate sufficient cash flow to meet our working capital needs and service our existing obligations, nor that sufficient capital can be raised through debt or equity financing. The consolidated financial statements do not include adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Cash Flow – Three months ended March 31, 2024 and 2023

Operating Activities. Net cash used in operating activities decreased to $2,469 for the three months ended March 31, 2024, compared to net cash used in operating activities of $97,746 for the three months ended March 31, 2023. This decrease was primarily due a decrease in net loss and the elimination of the year-end audit expenses for the year December 31, 2023 and the first quarter 2024 auditor review of the financial statements.

Investing Activities. Net cash provided by investing activities was $16,126 for the three months ended March 31, 2024. This included and cash received from notes receivable – related party of $16,126.

Financing Activities. For the three months ended March 31, 2024, net cash used in financing activities was $16,201 which related to the repayment of an unsecured loan to the company from the Chief Financial Officer in the original principal amount of $20,000. There was no cash provided by, or used in, financing activities for the three months ended March 31, 2023.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and as such, are not required to provide the associated information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedure

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s management concluded that, as of the period covered by this report, and as reported in Item 9A of the Company’s Form 10-K for the year ended December 31, 2023, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this Quarterly Report (including risks associated with our shift away from the Collective Experience to focus on new technologies which may include Web 3 technologies), you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report”), which could materially affect our business, results of operations or financial condition.

It is important to note that the risks described in our 2023 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, results of operations or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

There were no unregistered sales of our equity securities during the three-month period ended on March 31, 2024.

Purchases of Equity Securities

During the three months ended March 31, 2024 there were no purchases of our common stock made by, or on behalf of, the Company or any "affiliated purchaser," as defined by Rule 10b-18 of the Exchange Act.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of June 2024.

MCX TECHNOLOGIES CORPORATION

BY:	/s/ Christopher Rowlison
Christopher Rowlison
Interim Chief Executive Officer

BY:	/s/ Gregg Budoi
Gregg Budoi
Interim Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 25, 2012).
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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*Furnished, not filed