Form 10-K/A
period 2023-12-31
MCX Technologies Corp
filed 2024-08-01
CIK 1535079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

When MCX Technologies Corp. (the “Company”) filed its Annual Report on Form 10K for year ended December 31, 2023, it erred by Indicating that registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Since the Company did not have the financial resources to obtain audited financial statements for the year ended December 31, 2023, the Form 10-k that was filed contained unaudited financial statements which is technically non-compliant.

This Annual Report on Form 10-K/A (Amendment No. 1) is being filed solely for the purpose of providing clarifying the matter above.

TABLE OF CONTENTS

		Page

	PART I	3

Item 1.	Business.	3
Item 1A.	Risk Factors.	5
Item 1B.	Unresolved Staff Comments.	9
Item 2.	Properties.	9
Item 3.	Legal Proceedings.	9
Item 4.	Mine Safety Disclosure.	9

	PART II	10

Item 5.	Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	10
Item 6.	Selected Financial Data.	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	15
Item 8.	Financial Statements and Supplementary Data.	15
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	16
Item 9A.	Controls and Procedures.	16
Item 9B.	Other Information.	17

	PART III	17

Item 10.	Directors, Executive Officers and Corporate Governance.	17
Item 11.	Executive Compensation.	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	22
Item 14.	Principal Accountant Fees and Services.	23
Item 15.	Amendment to Form 10-K	23

	PART IV	24

Item 15.	Exhibits and Financial Statement Schedules.	24

Signatures		26

Exhibit Index		24

PART I

ITEM 1.	BUSINESS.

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

The statements in this “Risk Factors” section describe material risks to our business and should be considered carefully. You should review carefully the risk factors listed below, as well as those factors listed in other documents we file with the SEC. Our disclosure and analysis in this annual report on Form 10-K/A contain some forward-looking statements that set forth anticipated results based on management’s current plans and assumptions.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K/A.

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

(1) Audit Fees consist of fees for professional services rendered for the audit of the company's consolidated financial statements included in its Annual Report on Form 10-K/A, the review of the interim financial statements included in its Quarterly Reports on Form 10-Q, and for the services that are normally provided in connection with regulatory filings or engagements. The Audit Fees include the audits for the 2022 and 2021 audited financial statements that were incurred during 2023 and 2022 respectively.

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

Item 15.	AMENDMENT TO FORM 10-K

The form 10-k for the fiscal year ended December 31, 2023 is hereby amended by noting that all required reports have not been filed with the SEC since the Company did not have the 2023 financial statements audited. The Company lacks the financial resources to conduct an audit of its December 31, 2023 financial statements and, as such, the financial results presented in this Report are based on unaudtited financial statements; otherwise the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation (12/14/2001)	S-1	04/25/12	3.1

3.2	Amended Articles of Incorporation (4/08/2006)	S-1	04/25/12	3.2

3.3	Amended Articles of Incorporation (10/17/2011)	S-1	04/25/12	3.3

3.4	Amended Articles of Incorporation	8-K	07/13/15	3.5

3.5	Amended Articles of Incorporation	10-Q	11/14/16	3.5

3.6	Amended Articles of Incorporation	10-Q	08/14/20	3.6

3.7	Amended and Restated Bylaws	10-Q	08/14/20	3.7

4.1	Specimen Stock Certificate	S-1	04/25/12	4.1

4.2	Description of Common Stock	10-K	03/27/20	4.2

10.3	Amended and Restated Stock Option Plan	8-K	02/12/16	10.1

14.1	Code of Ethics	10-K	03/27/13	14.1

21.1	Subsidiaries				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document.				X

101.SCH	Inline XBRL Taxonomy Extension – Schema.				X

101.CAL	InlineXBRL Taxonomy Extension – Calculations.				X

101.DEF	Inline XBRL Taxonomy Extension – Definitions.				X

101.LAB	Inline XBRL Taxonomy Extension – Labels.				X

101.PRE	Inline XBRL Taxonomy Extension – Presentation.				X

104	104 Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

ITEM 16.	FORM 10-K/A SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report has been signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of July, 2024.

MCX TECHNOLOGIES CORPORATION.

BY:	/s/ CHRISTOPHER ROWLISON
Christopher Rowlison
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER ROWLISON	Interim Chief Executive Officer (Principal Executive Officer), and Director	July 23, 2024
Christopher Rowlison

/s/ GREGG BUDOI	Interim Chief Financial Officer (Principal Accounting and Financial Officer)	July 23, 2024
Gregg Budoi	and Director

/s/ SUSAN OLSEN	Director	July 23, 2024
Susan Olsen